Form 10-K
period 1993-12-31
PANHANDLE EASTERN CORP /DE/
filed 1994-03-29
CIK 351696

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                             ---------------------
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                             ---------------------
For the Fiscal Year Ended December 31, 1993           Commission File No. 1-8157
                         PANHANDLE EASTERN CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     74-2150460
         (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                    Identification No.)

                             5400 WESTHEIMER COURT
                                 P.O. BOX 1642
                           HOUSTON, TEXAS 77251-1642
         (Address, including zip code, of principal executive offices)

                                 (713) 627-5400

                    (Telephone number, including area code)
                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
             -------------------                          ---------------------
        Common Stock, $1.00 par value               The New York Stock Exchange, Inc.
                                                     The Pacific Stock Exchange Inc.
       Preferred Stock Purchase Rights              The New York Stock Exchange, Inc.
                                                     The Pacific Stock Exchange Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ---

                             ---------------------
     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the last sale price of the Registrant's Common Stock, on the Composite Tape -- New York Stock Exchange Transactions, on February 28, 1994.

                                 $2,630,747,284

                                                       NUMBER OF SHARES OUTSTANDING
             TITLE OF EACH CLASS                         AS OF FEBRUARY 28, 1994
             -------------------                       ----------------------------
        Common Stock, $1.00 par value                          120,262,733

                             ---------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

 PART OF
FORM 10-K
- - - ---------
Part I     Portions of the Annual Report to Stockholders of Panhandle Eastern Corporation for
             the year ended December 31, 1993
Part II    Portions of the Annual Report to Stockholders of Panhandle Eastern Corporation for
             the year ended December 31, 1993
Part III   Portions of the Definitive Proxy Statement, dated March 11, 1994, for the Annual
             Meeting of Stockholders of Panhandle Eastern Corporation, to be held April 27,
             1994
Part IV    Portions of the Annual Report to Stockholders of Panhandle Eastern Corporation for
             the year ended December 31, 1993

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ---
                                         PART I
Item 1.    Business.....................................................................     1
           General......................................................................     1
           Natural Gas Pipelines........................................................     1
           LNG Operations...............................................................     6
           Regulation...................................................................     6
           Rates and Regulatory Proceedings.............................................     7
           Competition..................................................................     7
           Other Business Activities....................................................     8
           Environmental Matters........................................................     9
           General Matters..............................................................     9
Item 2.    Properties...................................................................     9
Item 3.    Legal Proceedings............................................................    12
Item 4.    Submission of Matters to a Vote of Security Holders..........................    12
Executive Officers of Registrant........................................................    12
                                        PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........    13
Item 6.    Selected Financial Data......................................................    13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................    13
Item 8.    Financial Statements and Supplementary Data..................................    13
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.................................................................    14
                                        PART III
Item 10.   Directors and Executive Officers of the Registrant...........................    14
Item 11.   Executive Compensation.......................................................    14
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............    14
Item 13.   Certain Relationships and Related Transactions...............................    14
                                        PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............    14
Index to Financial Statements and Schedules.............................................    19

                             ---------------------

     All gas volumes used herein are stated at 14.73 pounds per square inch, on a dry basis, at 60 degrees Fahrenheit.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Panhandle Eastern Corporation ("PEC"), a Delaware corporation, is a holding company whose subsidiaries are engaged primarily in the transportation of natural gas in interstate commerce and related services. The principal operating subsidiaries of PEC are Texas Eastern Transmission Corporation ("TETCO"), Algonquin Gas Transmission Company ("Algonquin"), Panhandle Eastern Pipe Line Company ("PEPL") and Trunkline Gas Company ("Trunkline"). Subsidiaries 1 Source Corporation ("1 Source") and Centana Energy Corporation ("Centana") pursue emerging opportunities in the natural gas market and producing areas, respectively. 1 Source provides customized transportation management services. In addition to gathering and processing natural gas, Centana owns and operates an intrastate pipeline system, markets hydrocarbon liquids and is a leading producer of helium. PEC also owns subsidiaries engaged in the importation of liquefied natural gas ("LNG") from Algeria, as well as in the transportation, storage and regasification of LNG. In addition, PEC owns subsidiaries engaged in the non-regulated marketing of natural gas in the national market and in investment in a cogeneration venture. Through subsidiaries, PEC also owns interests in a joint venture that owns and operates a chemical-grade methanol plant in Saudi Arabia and in a master limited partnership engaged in the transportation and storage of petroleum products.

     PEC and its subsidiaries are treated for reporting purposes as being predominately involved in the interstate transportation and storage of natural gas. Information concerning components of consolidated operating revenues, including revenues attributable to transportation and sales of natural gas, for the years 1993, 1992 and 1991 is contained in the Consolidated Statement of Income on page 41 of the PEC 1993 Annual Report to Stockholders (the "Annual Report"), filed as Exhibit 13, which is incorporated herein by reference.

     PEC was organized in 1981 pursuant to the corporate restructuring of PEPL, which was incorporated in 1929. Executive offices of PEC are located at 5400 Westheimer Court, Houston, Texas 77056-5310, and the telephone number is (713) 627-5400. As used herein, and unless otherwise stated, "PEC" refers to Panhandle Eastern Corporation and "Company" refers to Panhandle Eastern Corporation and its subsidiaries.

NATURAL GAS PIPELINES

     Together, TETCO, Algonquin, PEPL and Trunkline own and operate one of the nation's largest gas transmission networks. This fully interconnected 26,000-mile system can receive natural gas from most major North American producing regions for delivery to markets throughout the Mid-Atlantic, New England and Midwest states. Within these states, the Company's pipelines hold an approximate one-third market share. During 1993, the Company's pipelines delivered 2.39 trillion cubic feet of natural gas, equal to approximately 12% of U.S. consumption.

     Since the early 1980s, the business operations of interstate pipelines have undergone substantial transformation, reflecting both significant changes in the marketplace for natural gas and sweeping changes in regulatory policies. As a consequence of these changes, TETCO, Algonquin, PEPL, Trunkline and many other pipelines have significantly adjusted operations to respond more effectively to an evolving business environment. During 1993, all four of the Company's pipelines implemented restructured services under Order 636. See "Regulation."

CERTAIN TERMS

     Certain terms used in the description of the Company's business are explained below.

     Demand or Reservation Charge: The amount paid by firm sales, transportation and storage customers to reserve pipeline and storage capacity.

     Federal Energy Regulatory Commission ("FERC"): The agency that regulates the transportation and sale of natural gas in interstate commerce under the Natural Gas Act of 1938 (the "NGA") and the Natural

Gas Policy Act of 1978 (the "NGPA"). FERC's jurisdiction includes rate-making, construction of facilities and authorization to provide service.

     Firm Service: Transportation, storage or sales of third-party gas, where customers pay a charge to reserve pipeline or storage capacity.

     Gathering Systems: Pipeline, processing and related facilities having the purpose of accessing production and other sources of natural gas supplies for delivery to a mainline transportation system.

     Interruptible Service: Transportation or storage of third-party gas provided on a capacity-available basis.

     Local Distribution Company ("LDC"): A municipal or investor-owned utility that sells or transports gas to local commercial, industrial and residential consumers.

     Merchant Sales Service: Volumes aggregated by pipelines, under purchase contracts with producers, that are transported and resold to LDCs and other customers at FERC-approved rates.

     Open-Access: Service provided on a non-discriminatory basis to any shipper pursuant to applicable FERC rules and regulations.

     Open Season: A specified period during which potential customers are asked to indicate interest in contracting for capacity in a new project. Expression of such interest is non-binding and generally followed by negotiations to establish firm commitments.

     Order 636: The FERC pipeline service restructuring rule that guided the industry's transition to unbundled, open-access pipeline services, creating a more market-responsive environment.

     Straight Fixed-Variable ("SFV") Method: A rate design method, provided for in Order 636, which assigns return on equity, related taxes and other fixed costs to the demand component of rates.

     Transition Costs: Those costs incurred as a result of the pipelines' transition to unbundled services under Order 636. The disposition of natural gas contracts tied to the former merchant sales function comprise the majority of such costs.

     Units of Measure:

MMcf:         One million cubic feet
MMcf/d:       One million cubic feet per day
Bcf:          One billion cubic feet
Tcf:          One trillion cubic feet

  MARKET AND SUPPLY AREA DELIVERIES

     Market-area natural gas deliveries by the Company's four interstate pipelines were 2.08 Tcf in 1993, up from the 2.03 Tcf delivered in 1992. Consolidated pipeline deliveries totaled 2.39 Tcf, compared to 2.38 Tcf in 1992. Transportation volumes increased to 94% of market-area throughput in 1993, compared with 87% in 1992, as the Company's pipelines replaced merchant sales of gas with transportation service.

     As used herein, "market area" with respect to each pipeline refers to those portions of the pipeline that include primarily delivery points for natural gas leaving the pipeline, and "supply area" with respect to each pipeline refers to those portions of the pipeline that include primarily receipt points for gas entering the pipeline. Market-area transportation represents volumes of gas delivered to the market area under transportation service agreements, while supply-area transportation represents volumes of gas delivered to the supply area under transportation service agreements. Generally, rates for supply-area transportation have lower margins than rates for market-area transportation. Market-area throughput (deliveries) refers to combined market-area transportation volumes and merchant sales volumes.

     Set forth below is information concerning volumes for PEC's pipeline subsidiaries for 1993, 1992 and 1991 (volumes in Bcf).

                                                    %                   %                   %
                                        1993       TOTAL    1992       TOTAL    1991       TOTAL
                                        -----      ---      -----      ---      -----      ---
    Market-area Transports
      TETCO...........................    927       39        770       32        624       29
      Algonquin.......................    236       10        237       10        181        9
      PEPL............................    538       23        584       24        477       22
      Trunkline.......................    389       16        351       15        360       17
      Eliminations(1).................   (134)      (6)      (174)      (7)      (188)      (9)
                                        -----      ---      -----      ---      -----      ---
                                        1,956       82      1,768       74      1,454       68
                                        -----      ---      -----      ---      -----      ---
    Sales
      TETCO...........................     33        1         97        4        196        9
      Algonquin.......................      2       --         20        1         54        3
      PEPL............................     22        1         62        2         58        3
      Trunkline.......................     66(2)     3         94        4         90        4
      Eliminations(1).................     --       --        (10)      --        (51)      (2)
                                        -----      ---      -----      ---      -----      ---
                                          123        5        263       11        347       17
                                        -----      ---      -----      ---      -----      ---
    Total Market Area.................  2,079       87      2,031       85      1,801       85
                                        -----      ---      -----      ---      -----      ---
    Supply-area Transports
      TETCO...........................    118        5        154        7        154        7
      PEPL............................     43        2         60        2         55        2
      Trunkline.......................    147        6        136        6        124        6
      Eliminations(1).................     (1)      --         (3)      --         (4)      --
                                        -----      ---      -----      ---      -----      ---
              Total Volumes...........  2,386      100      2,378      100      2,130      100
                                        -----      ---      -----      ---      -----      ---
                                        -----      ---      -----      ---      -----      ---
    Summary by Pipeline (Total
      Volumes)
      TETCO...........................  1,078       45      1,021       43        974       46
      Algonquin.......................    238       10        257       11        235       11
      PEPL............................    603       26        706       30        590       28
      Trunkline.......................    602       25        581       24        574       27
      Eliminations(1).................   (135)      (6)      (187)      (8)      (243)     (12)
                                        -----      ---      -----      ---      -----      ---
              Total...................  2,386      100      2,378      100      2,130      100
                                        -----      ---      -----      ---      -----      ---
                                        -----      ---      -----      ---      -----      ---

- - - ---------------

(1) Represents intercompany transactions.

(2) Excludes 41 Bcf which was both sold and transported, and was reported as transportation throughput in 1993.

     During 1993, total billings for sales and transportation services provided by the Company to Consumers Power Company ("Consumers") accounted for approximately 14% of the Company's consolidated revenues. Consumers was the only customer of the Company accounting for 10% or more of consolidated revenues in 1993.

     Demand for gas transmission on the Company's pipeline systems is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters -- the winter heating season. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 31 of the Annual Report, which is incorporated herein by reference.

  NORTHEAST AREA

     TETCO. TETCO's principal customers are located in Pennsylvania, New Jersey and New York, and include LDCs serving the Pittsburgh, Philadelphia, Newark and New York City metropolitan areas.

     On June 1, 1993, TETCO implemented restructured services pursuant to Order 636, terminating its firm merchant service in connection therewith. Customers converted existing sales contracts to firm transportation contracts, and began purchasing all gas supplies directly from producers and marketers. As a result, market-area transportation increased to 86% of 1993 total throughput, as compared with 75% in 1992. Total market-area throughput increased 11% in 1993 as a result of expanded marketing efforts, TETCO's early implementation of Order 636 and completion of several expansion projects in late 1992.

     TETCO continues to pursue a strategy of growing through fully subscribed customer-driven expansions of pipeline capacity. Market-expansion projects added 63 MMcf/d of transportation service to customers under long-term firm contracts during 1993, including the first 33 MMcf/d of service for the Integrated Transportation Program initiated on November 1, 1993. TETCO and Algonquin have agreed to add a total of approximately 200 MMcf/d of firm service to Northeast customers through 1995, utilizing capacity on all four of the Company's pipelines.

     Liberty Pipeline Company, 30% owned by the Company, proposes to construct a 38-mile, 500 MMcf/d pipeline from interconnections with TETCO and another system in New Jersey to a delivery point on Long Island, with service to be phased in during 1995 and 1996. TETCO's Liberty Upstream expansion project, pending FERC approvals, will provide 243 MMcf/d of firm service to Liberty Pipeline. PEPL will provide 60 MMcf/d of firm service to TETCO in connection with the project.

     On the supply area portion of its system, TETCO in 1993 continued to deliver gas to PEMEX Gas and Basic Petrochemicals, Mexico's national gas and petrochemical company, under a contract providing for interruptible transportation service. TETCO also transported Mexican gas from the U.S.-Mexico border into the United States during December under various shipping contracts.

     Algonquin. Algonquin's major customers include LDCs and electric power generators that utilize gas transportation services to the Boston, Providence, Hartford and New Haven areas.

     Algonquin's overall throughput for 1993 decreased by 7% compared to 1992. The 1993 market-area transportation volumes were virtually unchanged from the 1992 volumes. Sales volumes for 1993 decreased by 90% from 1992 due primarily to the implementation of Order 636 on June 1, 1993, which eliminated Algonquin's merchant sales function.

     Continued expansion efforts added 90 MMcf/d of incremental firm transportation service to Algonquin customers during 1993, including 80 MMcf/d of new capacity to LDCs and electric power generating customer pursuant to Algonquin's Open Season project.

  MIDWEST AREA

     PEPL. PEPL's market volumes are concentrated among approximately 20 utilities located in the Midwest market area that encompasses large portions of Michigan, Ohio, Indiana, Illinois and Missouri. PEPL's major customers serving this market include the utilities, producers and independent marketers.

     Market-area volumes in 1993 fell 13% to 560 Bcf and supply-area volumes fell 28% to 43 Bcf. The decline in market-area deliveries reflects one-time storage inventory sales in 1992, while the supply-area decline is related to the sale of a non-contiguous system during the first quarter of 1993. See Item 2. On May 1, 1993, PEPL implemented restructured services under Order 636, terminating its merchant sales service.

     In December 1993, PEPL filed with FERC to transfer its remaining gathering facilities located west of the Haven, Kansas compressor facility to Panhandle Field Services Company, a newly created Company subsidiary, to be operated on an open-access, non-regulated basis. If approved, this action is expected to reduce existing field zone rates while expanding supply-area service opportunities.

     A PEPL subsidiary has entered into a joint venture with a subsidiary of Western Gas Resources, Inc. that will provide natural gas gathering, processing and marketing services for natural gas producers. Both companies will, subject to FERC approval, contribute to the venture certain pipeline and gas processing facilities in Oklahoma. The Company's interest in this venture will be managed by Centana.

     Trunkline. Trunkline's major customers include eight utilities located in portions of Tennessee, Missouri, Illinois, Indiana and Michigan.

     Trunkline's total throughput increased 4% in 1993 as a result of aggressive marketing efforts. More than 240 MMcf/d of new firm transportation contracts became effective in 1993, primarily replacing interruptible service on Trunkline. A new interconnection with an Electric Energy, Inc. power plant in Illinois has enabled a large-scale test to co-fire natural gas with coal. Trunkline also began providing 30 MMcf/d of firm upstream transportation to customers of the 300 MMcf/d Crossroads Pipeline, which is owned by NIPSCO Industries. In addition, Trunkline provides operating services to Crossroads, which extends into heavily industrialized areas of Indiana. In another initiative, Trunkline added 60 MMcf/d of firm transportation service to the Chicago market during 1993.

     Trunkline implemented restructured services under Order 636 effective September 1, 1993. Trunkline may end its remaining unbundled sales service in late 1994.

  OTHER SERVICE INITIATIVES

     Shortly after its formation in early 1993, 1 Source, the Company's primary marketing subsidiary, announced the Flex-X(TM) and Minuteman(TM) expansion programs.

     The Flex-X(TM) expansion program is expected to add up to 700 MMcf/d of firm transportation service utilizing all four of the Company's pipelines to provide service to the growing Northeast markets. Flex-X(TM) is designed to build capacity in increments tailored to customers' individual needs over a 10-year period and has current commitments to provide 18 MMcf/d of new firm service in November 1994. Requests were received from its first open season for another 135 MMcf/d to begin in November 1995 and 10 MMcf/d more to begin in 1996. The program's second open season will be conducted in the summer of 1994 to determine additional customer interest in service to begin in 1996.

     The Minuteman(TM) Project, involving a proposed 100-plus mile high-pressure delivery system, is designed to meet the highly variable service needs of electric power generators, natural gas utilities and other customers in the Company's Northeast markets by serving also as a short-term storage facility. This project, for which firm customer agreements are being sought, would be built primarily along existing Algonquin right-of-way and would be phased in by segments as the market requires.

     1 Source has also begun providing non-regulated services that help customers assemble natural gas transportation and supply options utilizing available resources on numerous pipeline systems, including the Company's. In conjunction with this effort, 1 Source has helped broaden the use of the Company's LINK(R) pipeline information system through licensing agreements with CNG Transmission Corporation ("CNG") and British Gas plc.

  NATURAL GAS STORAGE

     TETCO provides firm and interruptible open-access storage services. Since the implementation of Order 636 restructuring, storage is offered as a stand-alone unbundled service or as part of no-notice bundled service. TETCO's storage services utilize two joint venture storage projects in Pennsylvania and one wholly-owned and operated storage field in Maryland. On December 31, 1993, TETCO customers' actual combined inventory in these three fields was 54 Bcf. TETCO also leases storage capacity. Algonquin owns no storage fields.

     PEPL owns and operates three underground storage fields located in Illinois, Michigan and Oklahoma. Trunkline owns and operates one storage field in Louisiana. The combined working capacity was 31 Bcf as of December 31, 1993. In addition to owning storage fields, PEPL also leases storage capacity. Additionally,

PEPL's Pan Gas Storage Company ("Pan Gas") subsidiary is the owner of a storage field in Kansas with an estimated maximum capacity of 26 Bcf. PEPL is the operator of the field. Since the implementation of Order 636 restructuring, PEPL and Trunkline offer firm and interruptible storage on an open-access basis. PEPL and Trunkline have retained the right to use up to 15 Bcf and 10 Bcf, respectively, of storage capacity for system needs.

  RECENT DEVELOPMENT

     A rupture and fire occurred on TETCO's 36-inch natural gas pipeline on March 24, 1994, in Edison Township, New Jersey. The Company is working with the appropriate federal officials and other agencies to determine the cause of the incident and assess the extent of the damage. Service has been restored to customers to meet immediate demands. The Company is working with authorities to return the pipeline to full service and continues to evaluate any long term effects of the incident. The Company maintains insurance for events of this type.

LNG OPERATIONS

     Subsidiaries of PEC entered into LNG import agreements with Sonatrach, the national oil and gas company of Algeria, in April 1987. The agreements provide for the importation of up to 3.3 Tcf of LNG over a period of up to 20 years. The agreements impose no take-or-pay or ship-or-pay obligations upon the Company and do not establish any minimum annual purchase volumes.

     In November 1989, FERC authorized Trunkline LNG Company ("Trunkline LNG") to provide receiving, storing and regasification services at its Lake Charles, Louisiana, facility. Activation of the LNG program was based primarily on the agreements with Sonatrach, as well as a long-term contract with Citrus Trading Corp. ("Citrus") that provides for the sale of up to 110 MMcf/d of gas. Citrus can elect not to purchase gas in any month if residual fuel oil prices during the previous month fall below a certain level. However, in the event of such election, the Company has the option to require Citrus to purchase nominated volumes at a contractually determined reduced price. Therefore, volumes and prices under the Citrus contract are not certain. Deliveries of gas to Citrus were made during ten months of 1993, averaging 90 MMcf per day. In 1993, the Company imported 30.8 Bcf of LNG and sold 31.1 Bcf of regasified LNG.

     An Algonquin subsidiary owns and operates an LNG facility in Providence, Rhode Island. The facility provides LNG handling services, including receipt, storage and redelivery.

REGULATION

     TETCO, Algonquin, PEPL, Trunkline, Trunkline LNG and Pan Gas are "natural gas companies" under the NGA and NGPA and, as such, are subject to the jurisdiction of FERC.

     The NGA grants to FERC authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. The Company's subsidiaries hold required certificates of public convenience and necessity issued by FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which certificates are required, and to transport and sell natural gas in interstate commerce.

     FERC also has authority to regulate rates and charges for natural gas transported in interstate commerce or sold by a natural gas company in interstate commerce for resale. The price at which gas is directly sold to industrial customers is not subject to FERC's jurisdiction. The Company's subsidiaries file with FERC applications for changes in transportation, sales and storage rates and charges. These changes are normally allowed to become effective after a suspension period, subject to refund, until such time as FERC authorizes the actual level of rates and charges.

     TETCO, Algonquin, PEPL and Trunkline operate as open-access transporters of natural gas. In 1992, FERC issued Order 636, which requires open-access pipelines to provide firm and interruptible transportation services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier. To implement this requirement, Order 636 provides, among other things, for mandatory unbundling of services that have historically been provided by pipelines into separate transportation, sales and storage services and mandatory open-access storage service.

     Order 636, which is on appeal to the courts, provides for the use of the SFV rate design, which assigns return on equity, related taxes and other fixed costs to the demand component of rates. In addition, Order 636, among other things, allows pipelines to recover 100% of prudently incurred eligible costs resulting from implementation of Order 636 ("transition costs"). Recoverable transition costs include gas supply realignment costs, unrecovered deferred gas purchase costs, other existing costs incurred in connection with bundled sales services that cannot be assigned to customers of unbundled services, and capital costs attributable to the restructuring. Order 636 requires 10% of gas supply realignment costs to be allocated for recovery from interruptible transportation services. FERC encourages pipelines to settle transition cost issues with customers through a negotiated process.

     During the second and third quarters of 1993, all four of the Company's interstate natural gas pipelines began providing restructured services under Order 636. The Company currently estimates that transition costs will range from $600 million to $725 million, including amounts incurred to date. Certain challenges to transition cost recoveries of the Company's pipelines are pending further FERC action. Included in these FERC proceedings are issues related to eligibility of costs under Order 636 and the prudence of such costs. On January 31, 1994, TETCO filed for FERC approval of a proposed comprehensive customer settlement. The settlement, supported by a broad base of customers and other parties, will resolve TETCO's regulatory issues regarding Order 636 implementation, including transition cost recovery, as well as FERC proceedings dating back to 1985 related to bundled merchant services provided prior to FERC Order 636. As of December 31, 1993, the Company established an additional provision of $100 million ($60.2 million after tax) to reflect the impact of TETCO's proposed settlement, including certain amounts collected that would be refunded to customers.

     Regulation of the importation and exportation of natural gas is vested in the Secretary of Energy, who has delegated various aspects of this jurisdiction to FERC and the Office of Fossil Fuels of the Department of Energy.

     The Company's subsidiaries are subject to the Natural Gas Pipeline Safety Act of 1968, which regulates pipeline and LNG plant safety requirements, and to the National Environmental Policy Act and other environmental and safety legislation.

RATES AND REGULATORY PROCEEDINGS

     When rate cases are pending final FERC approval, a portion of the revenues collected by the Company's natural gas pipelines is subject to possible refunds. A summary of the status of pending rate cases and related regulatory matters involving TETCO, Algonquin, PEPL and Trunkline is contained in Note 2 of the Notes to Consolidated Financial Statements on pages 47 and 48 of the Annual Report, which are incorporated herein by reference.

COMPETITION

     The Company's pipeline subsidiaries compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. In recent years, FERC has adopted regulations designed to introduce more competition into the natural gas industry, requiring pipelines to provide open-access transportation. As a result, the volume of natural gas sales by pipelines has decreased dramatically and transportation volumes have increased significantly. The principal elements of competition among pipelines are rates, terms of service, and flexibility and reliability of service.

     Natural gas competes with other forms of energy available to the pipelines' customers and end users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in the areas served by the Company's pipelines.

     TETCO competes directly with Transcontinental Gas Pipe Line Corporation, Tennessee Gas Pipeline Company ("TGPC"), Iroquois Gas Transmission System ("Iroquois"), CNG and Columbia Gas Transmission Corporation. Algonquin competes directly in certain market areas with TGPC and Iroquois. PEPL and Trunkline compete directly with ANR Pipeline Company, Natural Gas Pipeline Company of America and Texas Gas Transmission Corporation in the Midwest market area.

OTHER BUSINESS ACTIVITIES

  CENTANA AND NATIONAL HELIUM

     Centana owns and operates the Cimarron River Pipeline System ("CRS"), a small intrastate pipeline system located in southwest Kansas. Gas is sold by CRS to a utility serving Liberal, Kansas, and sold to or transported for other customers. Century Refining, a division of Centana, is engaged in the wholesale marketing of natural gas liquids. Century Refining also owns and operates a small gas processing plant in western Oklahoma. Centana has recently expanded its organization and responsibilities to include natural gas gathering and aggregation functions. Centana is managing the Company's portion of the Westana joint venture. See "Natural Gas Pipelines -- Midwest Area".

     National Helium Corporation ("National Helium"), a subsidiary of Centana, processes gas from the PEPL system at its plant near Liberal, Kansas and markets the extracted hydrocarbons and helium. National Helium recommenced helium extraction in February 1991, after completion of facility modifications. The investment for such modifications was made by Air Products and Chemicals, Inc. ("Air Products") pursuant to a contract whereby Air Products has agreed to lease to National Helium the modified and updated equipment that was added to the facility and to purchase a large percentage of the helium production for the next 20 years.

  MIDLAND COGENERATION VENTURE

     A Company subsidiary owns an approximate 14.3% equity interest in Midland Cogeneration Venture Limited Partnership ("MCV"), which became operational in 1990. MCV converted an incomplete nuclear power plant to a dual-purpose energy unit that uses natural gas to generate electricity and produce industrial process steam. PEPL and Trunkline provide 95 MMcf/d of firm transportation to MCV.

  PANHANDLE TRADING COMPANY

     Panhandle Trading Company, a PEC subsidiary, functions as an independent purchaser and reseller of natural gas in the national market, serving gas producers, interstate and intrastate pipelines, LDCs and end users. This unit contracted for the sale of 250 Bcf of gas in 1993, compared with 202 Bcf in 1992. Approximately 80% of the 1993 volumes were transported on the Company's pipeline systems.

  TEPPCO PARTNERS

     TEPPCO Partners, L.P. ("TEPPCO Partners") was formed in March 1990 to own and operate the refined petroleum products and liquefied petroleum gases ("LPGs") pipeline business of Texas Eastern Products Pipeline Company ("TEPPCO"). TEPPCO, a PEC subsidiary, owns a 2% general partner interest, and a deferred participation interest representing an effective 8.45% limited partner interest in TEPPCO Partners. The remaining 89.55% limited partnership interest was sold to the public in 1990.

     Additional information concerning TEPPCO Partners is set forth under "TEPPCO Partners Facilities" in Item 2 and in Note 6 of the Notes to Consolidated Financial Statements on page 51 of the Annual Report, which are incorporated herein by reference.

  NATIONAL METHANOL COMPANY

     The Company owns a 25% interest in National Methanol Company ("National Methanol"), a joint venture which owns and operates a chemical-grade methanol plant located in Jubail, Saudi Arabia. The other partners are Hoechst Celanese Corporation, with a 25% interest, and majority state-owned Saudi Basic Industries Corporation, with a 50% interest. National Methanol is constructing a 700,000 metric ton-per-year MTBE (methyl tertiary butyl ether) unit, which is expected to be completed in 1994.

ENVIRONMENTAL MATTERS

     The Company continues to study the potential impact of the Clean Air Act Amendments of 1990 (the "Amendments") and related federal and state regulations on the Company. While many of the regulations have not yet been finalized, the Company currently estimates that capital expenditures ranging from $60 million to $80 million may be necessary to comply with the requirements of the Amendments and the regulations. The Company's estimated 1994 capital expenditures include approximately $20 million related to these requirements. Management believes that any expenditures necessary will be eligible for recovery in rates.

     For a discussion of other environmental matters involving the Company, see
Note 11 of the Notes to Consolidated Financial Statements on pages 54 and 55 of the Annual Report, which are incorporated herein by reference.

GENERAL MATTERS

     While the Company does engage in some research and development activities, no such activities conducted during the past three years have been material to the Company's business, nor have there been any material customer-sponsored research activities during that period relating to the Company's business activities.

     TETCO, Algonquin, PEPL and Trunkline are members of and provide support to the Gas Research Institute ("GRI"), which plans and manages research and development efforts for the gas industry. The funds used to support GRI are derived from a surcharge on the pipelines' rates pursuant to FERC authorization. Payments amounted to approximately $20.8 million, $25 million and $27.9 million in 1993, 1992 and 1991, respectively, for the four companies combined. GRI's current funding mechanism for 1994-1995 was approved by FERC in an order issued March 22, 1993.

     Foreign operations and export sales are not material to the Company's business as a whole.

     As of January 1, 1994, the Company had approximately 4,900 employees.

ITEM 2. PROPERTIES

TRANSMISSION AND STORAGE FACILITIES

     The combined transmission systems of TETCO, Algonquin, PEPL and Trunkline consist of approximately 26,000 miles of pipeline and 108 mainline compressor stations having an aggregate of 2,227,000 installed horsepower.

     TETCO's gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one comprised of three large-diameter parallel pipelines and the other comprised of from one to three large-diameter pipelines over its length. TETCO's system, including the gathering systems, has 73 compressor stations having a total of 1,345,000 installed horsepower.

     The Lebanon Lateral is located between Grant County, Indiana, and Lebanon, Ohio. TETCO owns the Indiana portion and a small segment of the Ohio portion of this pipeline, while the rest of this pipeline in Ohio is jointly owned by TETCO and another interstate gas pipeline company. The Indiana portion of the Lebanon Lateral extends approximately 53 miles, while the Ohio portion of this pipeline is 61 miles long.

     Algonquin's transmission system connects with TETCO's facilities in Lambertville and Hanover, New Jersey, and extends through New Jersey, New York, Connecticut, Rhode Island and Massachusetts to the Boston area. The system consists of approximately 1,000 miles of pipeline with five compressor stations having a total of approximately 99,000 installed horsepower.

     PEPL's transmission system, which consists of four large-diameter parallel pipelines, gathering systems and 13 mainline compressor stations having an aggregate of 403,000 installed horsepower, extends a distance of approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through the states of Missouri, Illinois, Indiana and Ohio into Michigan.

     On March 31, 1993, PEPL completed the sale of the Wattenberg system, a natural gas supply system in Colorado.

     Trunkline's transmission system extends approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through the states of Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border near Elkhart, Indiana. The system consists principally of three large-diameter parallel pipelines and 18 mainline compressor stations having an aggregate of 335,000 installed horsepower.

     Trunkline also owns and operates two offshore Louisiana gas supply systems consisting of 337 miles of pipeline extending approximately 81 miles into the Gulf of Mexico. TETCO owns and operates two offshore Louisiana gas supply systems, which extend as far as 103 miles into the Gulf of Mexico and consist of 477 miles of pipeline.

     Northern Border Pipeline Company ("Northern Border"), in which a PEPL subsidiary has an approximate 6% effective ownership interest, owns a transmission system consisting of 969 miles of pipeline extending from the Canadian border through Montana to Iowa. Northern Border transports gas both under traditional long-term contracts and on an open-access basis. It has a certificated transport capacity of 975 MMcf/d. In 1992, PEPL terminated its gas supply arrangements with respect to Canadian gas. The agreement calls for an affiliate of Pan Alberta Gas Limited ("Pan Alberta") to assume PEPL's 150 MMcf/d of transportation capacity on Northern Border. PEPL has guaranteed payments to Northern Border by Pan Alberta's affiliate. For information regarding this guarantee and the sale of a portion of the Company's interest in Northern Border, see Note 6 of the Notes to Consolidated Financial Statements on page 51 of the Annual Report, which is incorporated herein by reference.

     For information concerning natural gas storage properties, see "Natural Gas Pipelines -- Natural Gas Storage" under Item 1, which is incorporated herein by reference.

LNG FACILITIES

     Algonquin LNG, Inc., a subsidiary of Algonquin, owns and operates an LNG storage facility in Providence, Rhode Island. This facility has a storage capacity of 600,000 barrels, which approximates 2 Bcf, and a design output capacity of 100 MMcf/d.

     Trunkline LNG owns a marine terminal, storage and regasification facility for LNG located near Lake Charles, Louisiana. The Trunkline LNG facilities have a design output capacity of approximately 700 MMcf/d and a storage capacity of approximately 1.8 million barrels, which approximates 6 Bcf.

     Lachmar, a partnership in which subsidiaries of PEC own all of the partnership interests, owns two LNG ships, each with a transportation capacity of 125,000 cubic meters of LNG. Both ships are currently under charter to Indonesia's national oil and gas company. The Company continues to examine opportunities to better utilize its LNG assets, including the ships.

TEPPCO PARTNERS FACILITIES

     TEPPCO Partners owns and operates an approximate 4,200-mile refined petroleum products and LPG pipeline system extending from southeast Texas through the midwestern and central United States to the northeastern United States. The pipeline system includes delivery terminals along the pipeline for outloading product to tank trucks, rail cars or barges, as well as storage capacity at Mont Belvieu, Texas, the largest LPG storage complex in the United States, and at other locations. TEPPCO Partners also owns two marine receiving terminals at Beaumont, Texas, and Providence, Rhode Island. The TEPPCO Partners pipeline system is the only pipeline that transports LPGs to the Northeast.

OTHER

     None of the other properties used in connection with the Company's other business activities, which are described under "Other Business Activities" under
Item 1, is considered material to the Company's operations as a whole.

                                     [MAP]

ITEM 3. LEGAL PROCEEDINGS

     For information concerning material legal proceedings, see Notes 2, 3, 9 and 11, on pages 47 through 50, 53, 54 and 55 of the Annual Report, which are incorporated herein by reference.

     In connection with the incident on March 24, 1994 in Edison, New Jersey (see "Recent Development" under Item 1), a lawsuit was filed by Nancy Kemps, et al. in the Superior Court of New Jersey for Middlesex county naming TETCO as one of the defendants. The plaintiffs seek unspecified damages for personal injury and property damage and request the court to grant class certification. Other lawsuits have been reported but the Company has not been served.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.

                        EXECUTIVE OFFICERS OF REGISTRANT

                                                                                          BECAME
                                                                                AGE       AN
                                                                                IN        EXECUTIVE
            NAME                                   OFFICE                       1994      OFFICER
- - - ----------------------------   ----------------------------------------------   ---       ----
Dennis R. Hendrix(1)........   Chairman of the Board and Chief Executive         54       1990
                               Officer
Paul M. Anderson(2).........   President                                         49       1991
G. L. Mazanec(3)............   Vice Chairman of the Board                        58       1989
James B. Hipple(4)..........   Senior Vice President and Chief Financial         60       1989
                               Officer
Carl B. King(5).............   Senior Vice President and General Counsel         51       1990
Paul F. Ferguson, Jr.(6)....   Vice President, Finance and Accounting            45       1989
James W. Hart, Jr.(7).......   Vice President, Public Affairs                    59       1988
Vernell P. Ludwig(8)........   Vice President, Corporate Development             50       1993
Sandra P. Meyer(9)..........   Controller                                        40       1993
John D. Thomas(10)..........   Treasurer                                         38       1992
H. D. Church(11)............   Senior Vice President, TETCO                      57       1994
Fred J. Fowler(12)..........   President, TETCO                                  48       1992
Richard A. Perkins(13)......   President, 1 Source                               53       1994

- - - ---------------

 (1) Mr. Hendrix was elected Chairman of the Board, President and Chief Executive Officer in 1990 and relinquished the title of President to Mr. Anderson in December 1993. Mr. Hendrix was President, TEC, 1985-1989; and Chief Executive Officer, TEC, 1987-1989.

 (2) Mr. Anderson was Executive Vice President from March 1991 until December 1993, when he was elected President. Prior to joining PEC, Mr. Anderson was Vice President, Finance and Chief Financial Officer, Inland Steel Industries, Inc., 1990-1991. He was Senior Vice President, TEC, 1987-1989.

 (3) Mr. Mazanec was Executive Vice President from April 1991 until December 1993, when he was elected Vice Chairman of the Board. Prior thereto, he was Group Vice President from November 1989 until April 1991, and Senior Vice President, TEC and TETCO, 1987-1989.

 (4) Mr. Hipple was elected Senior Vice President and Chief Financial Officer in July 1990. Prior to his election as Senior Vice President and Chief Financial Officer, Mr. Hipple served as Senior Vice President-Finance from July 1989.

 (5) Mr. King was elected Senior Vice President and General Counsel in 1990. Prior to joining PEC, Mr. King was President, Oil Tool Division, Cooper Industries, 1989-1990; and Senior Vice President, Cameron Iron Works (oil field equipment manufacturer), 1984-1989.

 (6) Mr. Ferguson was elected Vice President, Finance and Accounting, in 1992. Prior thereto, Mr. Ferguson was Vice President and Treasurer from 1990, after having served as Treasurer. Mr. Ferguson was Treasurer, TEC, 1988-1989.

 (7) Mr. Hart has been an officer or employee of PEC, or a subsidiary of PEC, for at least five years.

 (8) Mr. Ludwig was elected Vice President, Corporate Development, in January 1993. He was President of Algonquin Energy Corporation and Algonquin from April 1991 and January 1991, respectively, until January 1993. Prior thereto, Mr. Ludwig was Executive Vice President of those companies from July 1986.

 (9) Ms. Meyer has been an officer or employee of PEC, or a subsidiary of PEC, for at least five years. She was elected Controller of PEC in 1993.

(10) Mr. Thomas was elected Treasurer of the Company, PEPL, TEC and TETCO in April 1992. He was Assistant Treasurer of those companies from January 1991 to April 1992, and held various financial management positions at PEC and TEC for more than five years prior thereto.

(11) Mr. Church was elected Senior Vice President of TETCO in January 1994. Prior thereto, he was Vice President of TETCO since January 1991. He was an Executive Vice President of Texas Eastern Gas Pipeline Company ("TEGP"), a division of TETCO, 1987-1989, and Senior Vice President, TEGP, 1985-1987. In January 1994, Mr. Church was appointed to the Company's Executive Management Committee.

(12) Mr. Fowler was elected President of TETCO in January 1994. Prior thereto, he was the Company's Vice President of Marketing from December 1992 until January 1994; President and Director of 1 Source from March 1993 until January 1994; President of Trunkline from January 1991 to December 1992; Vice President of PEPL and Trunkline from January 1988 to January 1991, and of TETCO from July 1989 to January 1991. In December 1992, Mr. Fowler was appointed to the Company's Executive Management Committee.

(13) Mr. Perkins was elected President of 1 Source in January 1994. Prior thereto, he was Senior Vice President, TETCO, from May 1992 until January 1994; Vice President of TETCO from January 1991 to May 1992; and an officer or employee of PEC, or a subsidiary of PEC, for more than five years. In January 1994, Mr. Perkins was appointed to the Company's Executive Management Committee.

     All officers of PEC are elected in April of each year at the organizational meeting of the Board of Directors. There are no family relationships among any directors or executive officers of PEC.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See "Stockholders' Information -- Common Stock" on page 59 and Note 10 of the Notes to Consolidated Financial Statements on page 54 of the Annual Report, which are incorporated herein by reference. The Common Stock is listed on the New York and Pacific Stock Exchanges. At February 28, 1994, there were 30,195 holders of record of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     See page 58 of the Annual Report, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See pages 31 through 39 of the Annual Report, which are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to "Index -- Financial Statements" under Item 14(a)(1).

     See the consolidated quarterly financial data on page 57 of the Annual Report, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See pages 2 through 4 and page 6 of the Panhandle Eastern Corporation Definitive Proxy Statement, dated March 11, 1994 ("Proxy Statement"), which are incorporated herein by reference.

     See list of "Executive Officers of Registrant" on pages 15 and 16, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     See pages 8 through 16 of the Proxy Statement, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See pages 7 and 8 of the Proxy Statement, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See pages 2 through 4, 7 and 8 of the Proxy Statement, which are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated herein by reference:

          (1) The Consolidated Financial Statements and Financial Statement Schedules of Panhandle Eastern Corporation and Subsidiaries are listed on the Index, page 19.

          (2) Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

  EXHIBIT                                                     ORIGINALLY FILED AS        FILE
   NUMBER                    DESCRIPTION                            EXHIBIT             NUMBER
- - - ---------------------------------------------------------  --------------------------  ---------
     3.01   Restated Certificate of Incorporation of       3.1 to Form S-3             33-34886
              Panhandle Eastern Corporation                  Registration Statement
                                                             of PEC, dated May 14,
                                                             1990
     3.02   By-Laws of Panhandle Eastern Corporation,      19(a) to Form 10-Q of PEC    1-8157
              effective July 8, 1986                         for quarter ended
                                                             September 30, 1986
     4.01   Rights Agreement, dated March 11, 1986,        1 to Form 8-A Registration   1-8157
              between Panhandle Eastern Corporation and      Statement of PEC, dated
              First City National Bank of Houston            March 12, 1986

  EXHIBIT                                                     ORIGINALLY FILED AS        FILE
   NUMBER                    DESCRIPTION                            EXHIBIT             NUMBER
- - - ---------------------------------------------------------  --------------------------  ---------
     4.02   Amendment to Rights Agreement, dated May 6,    4.1 to Form 8-K of PEC       1-8157
              1993, among Panhandle Eastern Corporation,     dated May 28, 1993
              Texas Commerce Bank National Association
              (as successor to First City National Bank
              of Houston), and Continental Stock Transfer
              & Trust Company
     4.03   Credit Agreement, dated as of August 1, 1992,  4.2 to Form 8-K of TETCO,    1-4456
              among Panhandle Eastern Pipe Line Company,     dated October 5, 1992
              the lenders named therein and Chemical
              Bank, as Agent (including Guarantee of
              Panhandle Eastern Corporation)
     4.04   Credit Agreement, dated as of August 1, 1992,  4.1 to Form 8-K of TETCO,    1-4456
              among Texas Eastern Transmission               dated October 5, 1992
              Corporation, the lenders named therein and
              Chemical Bank, as Agent (including
              Guarantee of Panhandle Eastern Corporation)
     4.05   First Amendment, dated as of August 1, 1993,   4.1 to Form 10-Q of PEC,     1-8157
              to the Guarantees by Panhandle Eastern         dated September 30, 1993
              Corporation in favor of Chemical Bank,
              included as parts of Exhibits 4.03 and 4.04
 **10.01    1977 Non-Qualified Stock Option Plan of        10(f) to Form 10-K of PEC    1-8157
              Panhandle Eastern Corporation, as amended      for year ended December
              through December 3, 1986 (and related          31, 1986
              Agreement)
 **10.02    1982 Key Employee Stock Option Plan of         10(g) to Form 10-K of PEC    1-8157
              Panhandle Eastern Corporation, as amended      for year ended December
              through December 3, 1986 (and related          31, 1986
              Agreement)
 **10.03    Panhandle Eastern Corporation -- Nonemployee   10(w) to Form 10-K of PEC    1-8157
              Directors Retirement Plan (As amended May      for year ended December
              22, 1985)                                      31, 1985
 **10.04    Deferred Compensation Plan for the Board of    10.04 to Form 10-K of PEC    1-8157
              Directors of Panhandle Eastern Corporation     for year ended December
              (Adopted May 26, 1982; as amended November     31, 1989
              29, 1989)
 **10.05    Panhandle Eastern Corporation -- Executive     10.05 to Form 10-K of PEC    1-8157
              Benefit Equalization Plan (As amended          for year ended December
              November 29, 1989; effective January 1,        31, 1989
              1990)
* **10.06   Panhandle Eastern Corporation Retirement
              Benefit Equalization Plan (Adopted December
              20, 1993; effective January 1, 1994; amends
              and restates Exhibit number 10.05)
 **10.07    Panhandle Eastern Corporation -- Executive     19(a) to Form 10-Q of PEC    1-8157
              Severance Agreement                            for quarter ended
                                                             September 30, 1988
   10.08    Change in Control Severance Pay Plan of        19(c) to Form 10-Q of PEC    1-8157
              Panhandle Eastern Corporation and              for quarter ended
              Affiliates (Adopted July 8, 1986)              September 30, 1986

  EXHIBIT                                                     ORIGINALLY FILED AS        FILE
   NUMBER                    DESCRIPTION                            EXHIBIT             NUMBER
- - - ---------------------------------------------------------  --------------------------  ---------
 **10.09    1989 Nonemployee Directors Stock Option Plan   28(a) to Form S-8           33-28912
              (Adopted February 1, 1989)                     Registration Statement
                                                             of PEC
   10.10    Employees Savings Plan of Panhandle Eastern    10.12 to Form 10-K of PEC    1-8157
              Corporation and Participating Affiliates       for year ended December
              (Effective January 1, 1991)                    31, 1990
   10.11    Retirement Income Plan of Panhandle Eastern    10.13 to Form 10-K of PEC    1-8157
              Corporation and Participating Affiliates       for year ended December
              (Effective January 1, 1991)                    31, 1990
* **10.12   Panhandle Eastern Corporation Key Executive
              Retirement Benefit Equalization Plan
              (Adopted December 20, 1993; effective
              January 1, 1994)
* **10.13   Panhandle Eastern Corporation Key Executive
              Deferred Compensation Plan (Adopted
              December 20, 1993; effective January 1,
              1994)
 **10.14    1990 Long Term Incentive Plan (Adopted         10.14 to Form 10-K of PEC    1-8157
              November 29, 1989)                             for year ended December
                                                             31, 1990
   10.15    Special Recognition Bonus Plan (Adopted        10.15 to Form 10-K of PEC    1-8157
              November 29, 1989)                             for year ended December
                                                             31, 1990
   10.16    Annual Cash Bonus Plan of Panhandle Eastern    19.3 to Form 10-Q of PEC     1-8157
              Corporation (Adopted October 25, 1989;         for quarter ended
              effective January 1, 1990)                     September 30, 1989
   10.17    Texas Eastern Deferred Income Program; First   10.9 to Form 10-K of TEC     1-7587
              Amendment, dated December 5, 1985; and         for years ended December
              Second Amendment, dated August 15, 1988        31, 1984 and 1986; 8 to
                                                             Schedule 14D-9 of TEC,
                                                             dated January 30, 1989
* **10.18   Panhandle Eastern Corporation 1994 Long Term
              Incentive Plan
 **10.19    Agreement, dated November 1, 1989, between G.  10.27 to Form 10-K of PEC    1-8157
              L. Mazanec and Panhandle Eastern               for year ended December
              Corporation                                    31, 1990
 **10.20    Amendment to Employment Agreement, effective   10.17 to Form 10-K of PEC    1-8157
              November 1, 1992, between G. L. Mazanec and    for year ended December
              Panhandle Eastern Corporation                  31, 1992
 **10.21    Agreement, dated November 12, 1990, between    10.28 to Form 10-K of PEC    1-8157
              D. R. Hendrix and Panhandle Eastern            for year ended December
              Corporation                                    31, 1990
 **10.22    Amendment, dated March 12, 1993 to be          10.19 to Form 10-K of PEC    1-8157
              effective as of February 24, 1993, to          for year ended December
              Agreement dated November 12, 1990, between     31, 1992
              D. R. Hendrix and Panhandle Eastern
              Corporation

  EXHIBIT                                                     ORIGINALLY FILED AS        FILE
   NUMBER                    DESCRIPTION                            EXHIBIT             NUMBER
- - - ---------------------------------------------------------  --------------------------  ---------
* **10.23   Second Amendment, dated December 20, 1993, to
              Agreement dated November 12, 1990, between
              Dennis Hendrix and Panhandle Eastern
              Corporation
 **10.24    Agreement, dated July 28, 1989, between James  10.29 to Form 10-K of PEC    1-8157
              B. Hipple, Panhandle Eastern Corporation       for year ended December
              and Texas Eastern Transmission Corporation     31, 1990
 **10.25    Letter, dated May 4, 1992, from Panhandle      10.21 to Form 10-K of PEC    1-8157
              Eastern Corporation to James B. Hipple,        for year ended December
              amending Agreement dated July 28, 1989         31, 1992
 **10.26    Agreement, dated November 12, 1990, between    10.31 to Form 10-K of PEC    1-8157
              P. J. Burguieres and Panhandle Eastern         for year ended December
              Corporation                                    31, 1990
 **10.27    Agreement, effective January 1, 1991, between  10.32 to Form 10-K of PEC    1-8157
              P. J. Burguieres and Panhandle Eastern         for year ended December
              Corporation                                    31, 1990
 **10.28    Agreement, effective March 1, 1991, between    10.24 to Form 10-K of PEC    1-8157
              Paul M. Anderson and Panhandle Eastern         for year ended December
              Corporation                                    31, 1991
   10.29    Settlement Agreement, dated July 21, 1986,     19.4 to Form 10-Q of PEC     1-8157
              among Sonatrach, Panhandle Eastern             for quarter ended June
              Corporation, Panhandle Eastern Pipe Line       30, 1986
              Company and Trunkline LNG Company
   10.30    Amendment, dated August 11, 1986, to           19.5 to Form 10-Q of PEC     1-8157
              Settlement Agreement, dated July 21, 1986,     for quarter ended June
              among Sonatrach, Panhandle Eastern             30, 1986
              Corporation, Panhandle Eastern Pipe Line
              Company and Trunkline LNG Company
   10.31    Amendment No. 2, dated August 1, 1988, to      19(e) to Form 10-Q of PEC    1-8157
              Settlement Agreement, dated July 21, 1986,     for quarter ended June
              among Sonatrach, International Petroleum       30, 1988
              Investment Partnership, Panhandle Eastern
              Corporation, Panhandle Eastern Pipe Line
              Company and Trunkline LNG Company
   10.32    Purchase Agreement, dated April 26, 1987,      19(a) to Form 10-Q of PEC    1-8157
              between Sonatrading Amsterdam B.V. and         for quarter ended March
              Trunkline LNG Company                          31, 1987
   10.33    Mutual Assurances Agreement, dated April 26,   19(b) to Form 10-Q of PEC    1-8157
              1987, among Sonatrach, Sonatrading             for quarter ended March
              Amsterdam B.V., Panhandle Eastern              31, 1987
              Corporation and Trunkline LNG Company
   10.34    Tanker Utilization Agreement, dated April 26,  19(c) to Form 10-Q of PEC    1-8157
              1987, between Sonatrading Amsterdam B.V.       for quarter ended March
              and Trunkline LNG Company                      31, 1987
   10.35    Transportation Agreement, dated April 26,      19(d) to Form 10-Q of PEC    1-8157
              1987, between Sonatrach and Trunkline LNG      for quarter ended March
              Company                                        31, 1987

  EXHIBIT                                                     ORIGINALLY FILED AS        FILE
   NUMBER                    DESCRIPTION                            EXHIBIT             NUMBER
- - - ---------------------------------------------------------  --------------------------  ---------
  *13       Panhandle Eastern Corporation 1993 Annual
              Report to Stockholders
   21       List of Significant Subsidiaries of the
              Registrant (each a Delaware corporation):
            (a) Algonquin Gas Transmission Company
            (b) Centana Energy Corporation
            (c)  1 Source Corporation
            (d) Panhandle Eastern Pipe Line Company
            (e) Texas Eastern Corporation
            (f)  Texas Eastern Transmission Corporation
            (g) Trunkline Gas Company
            (h) Trunkline LNG Company
  *23       Consent of KPMG Peat Marwick
  *24       Powers of Attorney
  *99       Definitive Proxy Statement, dated March 11,
              1994, for the Annual Meeting of
              Stockholders of Panhandle Eastern
              Corporation

     The total amount of securities of the Registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an Exhibit does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the three months ended December 31, 1993.

                 PANHANDLE EASTERN CORPORATION AND SUBSIDIARIES

                                     INDEX

                       FINANCIAL STATEMENTS AND SCHEDULES
                             ---------------------

                              FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        -----
Independent Auditors' Report.........................................................    40  *
Consolidated Statement of Income.....................................................    41  *
Consolidated Balance Sheet...........................................................   42-43*
Consolidated Statement of Common Stockholders' Equity................................    44  *
Consolidated Statement of Cash Flows.................................................    45  *
Notes to Consolidated Financial Statements...........................................   46-56*

- - - ---------------

* Refers to the pages in the Panhandle Eastern Corporation 1993 Annual Report to Stockholders, which are incorporated herein by reference.
                             ---------------------

                                   SCHEDULES

Schedule V     -- Plant, Property and Equipment.......................................    S-1
Schedule VI    -- Accumulated Depreciation and Amortization of Plant, Property and
                  Equipment...........................................................    S-2
Schedule IX    -- Short-Term Borrowings...............................................    S-3
Schedule X     -- Supplementary Income Statement Information..........................    S-4
Independent Auditors' Report..........................................................    S-5

     All other Schedules are omitted because they are not applicable, not required or the information is included in the Consolidated Financial Statements or the Notes thereto.

                                                                      SCHEDULE V

                 PANHANDLE EASTERN CORPORATION AND SUBSIDIARIES

                         PLANT, PROPERTY AND EQUIPMENT
                      THREE YEARS ENDED DECEMBER 31, 1993

                                                  TRANSMISSION   LNG
                    Millions                      PLANT(1)      PROJECT      OTHER        TOTAL
- - - ------------------------------------------------  -------       ------       -----       -------
Balance January 1, 1991.........................  $5,884.0      $750.4       $52.0       $6,686.4
  Additions, at cost(2).........................    226.3          0.4         3.0         229.7
  Retirements or sales..........................     82.6           --         2.9          85.5
  Other changes.................................    (24.0)(3)       --        (0.6)        (24.6)
                                                  -------       ------       -----       -------
Balance December 31, 1991.......................  6,003.7        750.8        51.5       6,806.0
  Additions, at cost(2).........................    257.1          0.3         2.3         259.7
  Retirements or sales..........................     64.7          0.4         0.7          65.8
  Other changes.................................    (15.6)        (0.2)       (0.3)        (16.1)
                                                  -------       ------       -----       -------
Balance December 31, 1992.......................  6,180.5        750.5        52.8       6,983.8
  Additions, at cost(2).........................    289.8          3.5         8.3         301.6
  Retirements or sales..........................    200.1(4)       6.2         0.1         206.4
  Other changes.................................     (3.0)        (3.0)        3.2          (2.8)
                                                  -------       ------       -----       -------
Balance December 31, 1993.......................  $6,267.2      $744.8       $64.2       $7,076.2
                                                  -------       ------       -----       -------
                                                  -------       ------       -----       -------

- - - ---------------

(1) Includes gathering, underground storage and certain general plant and construction work in progress amounts.

(2) Includes allowance for equity funds and interest on borrowed funds charged to construction of $4.2 million for 1991, $4.4 million for 1992 and $6.4 million for 1993.

(3) Includes reclassification of costs related to TETCO's PCB (polychlorinated biphenyl) cleanup program.

(4) Includes the sale of the Wattenberg system, a natural gas supply system in Colorado.

 See Note 7 of the Notes to Consolidated Financial Statements for depreciation rates.

                                                                     SCHEDULE VI

                 PANHANDLE EASTERN CORPORATION AND SUBSIDIARIES

                          ACCUMULATED DEPRECIATION AND
                 AMORTIZATION OF PLANT, PROPERTY AND EQUIPMENT
                      THREE YEARS ENDED DECEMBER 31, 1993

                                                  TRANSMISSION      LNG
                     Millions                         PLANT        PROJECT     OTHER       TOTAL
                     --------                     ------------     -------     -----      --------
Balance January 1, 1991...........................   $1,999.4      $407.7      $42.5      $2,449.6
  Additions charged to income(1)..................      229.6         5.6        1.5         236.7
  Retirements or sales............................       72.8          --        2.3          75.1
  Other changes...................................       (8.0)         --         --          (8.0)
                                                     --------      ------      -----      --------
Balance December 31, 1991.........................    2,148.2       413.3       41.7       2,603.2
  Additions charged to income(1)..................      216.2         5.7        1.2         223.1
  Retirements or sales............................       66.8         0.4        0.7          67.9
  Other changes...................................      (78.5)(2)    (0.2)       0.4         (78.3)
                                                     --------      ------      -----      --------
Balance December 31, 1992.........................    2,219.1       418.4       42.6       2,680.1
  Additions charged to income(1)..................      204.5         5.7        1.2         211.4
  Retirements or sales............................      170.7(3)      4.1         --         174.8
  Other changes...................................       16.6        (0.4)        --          16.2
                                                     --------      ------      -----      --------
Balance December 31, 1993.........................   $2,269.5      $419.6      $43.8      $2,732.9
                                                     --------      ------      -----      --------
                                                     --------      ------      -----      --------

- - - ---------------

(1) Excludes amortization of goodwill and includes amounts charged to other operating expenses.

(2) Includes a reclassification from rate refund provisions related to settlement of a PEPL rate case.

(3) Includes the sale of the Wattenberg system, a natural gas supply system in Colorado.

                                                                     SCHEDULE IX

                 PANHANDLE EASTERN CORPORATION AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS
                      THREE YEARS ENDED DECEMBER 31, 1993

                                              BALANCE
                                               AT         WEIGHTED     MAXIMUM                         WEIGHTED
                                               END        AVERAGE     BORROWINGS       AVERAGE          AVERAGE
                                TYPE OF        OF         INTEREST     AT ANY           AMOUNT         INTEREST
     Millions, except %         BORROWING     YEAR          RATE      MONTH-END      OUTSTANDING(1)     RATE(2)
     ------------------         ---------     ------      --------    ----------     -------------      -------
YEARS ENDED:
  December 31, 1991..........    Bank(3)         --          --         $179.4          $140.1            6.7%
  December 31, 1992..........    Bank(3)         --          --           75.9            50.8            4.1
                                 Bank(4)      $39.5         4.4%          39.5            38.7            3.9
  December 31, 1993..........    Bank(4)       18.4         3.8          105.0            60.7            3.7

- - - ---------------

(1) Average of daily balances for period outstanding.

(2) Total interest (discounted basis) divided by average net balance for the period outstanding.

(3) Secured by future demand charges.

(4) Uncommitted bid facilities.

                                                                      SCHEDULE X

                 PANHANDLE EASTERN CORPORATION AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                                        YEARS ENDED DECEMBER 31
                                                                       -------------------------
                              Millions                                 1993      1992      1991
- - - --------------------------------------------------------------------   -----     -----     -----
Miscellaneous Taxes (Other than payroll and income)
  Ad valorem........................................................   $47.9     $47.7     $45.2
  Franchise and other...............................................    14.1       9.6      13.2
                                                                       -----     -----     -----
          Total.....................................................   $62.0     $57.3     $58.4
                                                                       -----     -----     -----
                                                                       -----     -----     -----

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Panhandle Eastern Corporation:

     Under date of January 26, 1994, we reported on the consolidated balance sheet of Panhandle Eastern Corporation and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993 as contained in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK

Houston, Texas
January 26, 1994

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          PANHANDLE EASTERN CORPORATION*

                                          By            ROBERT W. REED
                                            ------------------------------------
                                               (Robert W. Reed, Secretary)

Date: March 28, 1994

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 28, 1994.

             NAME AND SIGNATURE                                TITLE
- - - ---------------------------------------------    ---------------------------------
(i) Principal executive officer:*
              DENNIS R. HENDRIX                  Chairman and Chief Executive
- - - ---------------------------------------------      Officer
             (Dennis R. Hendrix)

(ii) Principal financial officer:*
               JAMES B. HIPPLE                   Senior Vice President and Chief
- - - ---------------------------------------------      Financial Officer
              (James B. Hipple)

(iii) Principal accounting officer:*
               SANDRA P. MEYER                   Controller
- - - ---------------------------------------------
              (Sandra P. Meyer)

(iv) Directors:*
              PAUL M. ANDERSON
               MILTON CARROLL
                ROBERT CIZIK
           CHARLES W. DUNCAN, JR.
               HARRY E. EKBLOM
              WILLIAM T. ESREY
              DENNIS R. HENDRIX
               HAROLD S. HOOK
          CHRISTOPHER C. KRAFT, JR.
             LEO E. LINBECK, JR.
              GEORGE L. MAZANEC
              RALPH S. O'CONNER
               GEORGE E. RUPP

- - - ---------------
 * Signed on behalf of the registrant and each of these persons:

By            ROBERT W. REED
    ----------------------------------
    (Robert W. Reed, Attorney-in-Fact)