Form 10-Q
period 1994-03-31
PANHANDLE EASTERN CORP /DE/
filed 1994-05-13
CIK 351696

=========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                    ----------------------------------

                         WASHINGTON, D.C.  20549
                         -----------------------

                            ------------------

                                FORM 10-Q

                            ------------------

                             QUARTERLY REPORT

                  Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                   For the Quarter Ended March 31, 1994
                        Commission File No. 1-8157

                            ------------------

                      PANHANDLE EASTERN CORPORATION
          (Exact name of registrant as specified in its charter)

                          A Delaware Corporation
                 (State of Incorporation or Organization)

                                74-2150460
                    (IRS Employer Identification No.)

     5400 Westheimer Court, P.O. Box 1642, Houston, Texas 77251-1642
       (Address of principal executive offices, including zip code)

                              (713) 627-5400
           (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes:  X      No:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Class                     Outstanding at April 30, 1994
      --------------------------          -----------------------------
      Common Stock, $1 par value                  120,372,641


=========================================================================

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements - Unaudited
                Panhandle Eastern Corporation and Subsidiaries
                       CONSOLIDATED STATEMENT OF INCOME

                                                    Three Months Ended
                                                         March 31
                                                  ----------------------
Millions, except per share amounts                   1994        1993
- ----------------------------------                ---------    ---------
Operating Revenues
  Transportation of natural gas                    $  333.7    $  234.2
  Sales of natural gas and liquids                    115.8       321.1
  Natural gas storage and other                        67.8        57.3
                                                   --------    --------
     Total (Note 3)                                   517.3       612.6
                                                   --------    --------

Costs and Expenses
  Gas purchased                                       104.2       147.2
  Operating and maintenance                           120.9       140.6
  General and administrative                           62.0        60.6
  Depreciation and amortization                        58.1        56.7
  Miscellaneous taxes                                  22.1        20.5
                                                   --------    --------
     Total                                            367.3       425.6
                                                   --------    --------

Operating Income                                      150.0       187.0
                                                   --------    --------
Other Income and Deductions
  Equity in earnings of unconsolidated affiliates       1.9         4.3
  Other income, net of deductions                       1.2         3.5
                                                   --------    --------
     Total                                              3.1         7.8
                                                   --------    --------
Gross Income                                          153.1       194.8

Interest Expense                                       54.3        77.6
                                                   --------    --------
Income before Income Tax                               98.8       117.2

Income Tax (Note 4)                                    40.0        47.7
                                                   --------    --------
NET INCOME                                         $   58.8    $   69.5
                                                   ========    ========
Average Common Shares Outstanding                     120.2       108.6
                                                   ========    ========
Earnings per Common Share                          $   0.49    $   0.64
                                                   ========    ========
Dividends per Common Share                         $   0.21    $   0.20
                                                   ========    ========

          See accompanying notes to consolidated financial statements

                Panhandle Eastern Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS

                                              March 31,      December 31,
Millions                                        1994             1993
- --------                                      ---------      ------------
Current Assets
  Cash and cash equivalents                   $    10.8      $    18.4
  Accounts and notes receivable (Note 3)          296.8          294.2
  Materials and supplies                          110.6          114.0
  Other (Notes 3, 5 and 8)                        291.7          328.5
                                              ---------      ---------

     Total                                        709.9          755.1
                                              ---------      ---------

Investments
  Affiliates                                      131.2          129.2
  Other                                            93.3           90.2
                                              ---------      ---------

     Total                                        224.5          219.4
                                              ---------      ---------

Plant, Property and Equipment
  Original cost                                 7,093.8        7,076.2
  Accumulated depreciation and amortization    (2,783.4)      (2,732.9)
                                              ---------      ---------

     Net plant, property and equipment          4,310.4        4,343.3
                                              ---------      ---------

Deferred Charges
  Goodwill, net                                   517.1          520.5
  Prepaid pension                                 227.0          222.8
  Other (Notes 3 and 8)                           847.6          866.2
                                              ---------      ---------

     Total                                      1,591.7        1,609.5
                                              ---------      ---------


TOTAL ASSETS                                  $ 6,836.5      $ 6,927.3
                                              =========      =========

          See accompanying notes to consolidated financial statements

                Panhandle Eastern Corporation and Subsidiaries
                         CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                              March 31,      December 31,
Millions                                        1994             1993
- --------                                      ---------      ------------
Current Liabilities
  Long-term debt due within one year           $   62.5       $   62.5
  Notes payable                                     -             18.4
  Rate refund provisions (Note 3)                  74.1           67.8
  Accounts payable                                 87.4           67.2
  Accrued interest                                 62.0           60.6
  Taxes payable                                    54.7           70.9
  Other (Notes 3, 5 and 8)                        479.2          564.4
                                               --------       --------

     Total                                        819.9          911.8
                                               --------       --------

Deferred Liabilities and Credits
  Deferred income tax (Note 4)                  1,335.1        1,308.6
  Deferred revenue - liquefied
    natural gas project                            75.2           78.1
  Other (Notes 3 and 8)                         1,020.6        1,040.7
                                               --------       --------

     Total                                      2,430.9        2,427.4
                                               --------       --------

Long-term Debt                                  1,877.9        1,922.5
                                               --------       --------

Commitments and Contingent Liabilities
  (Notes 3, 4, 6, 8 and 9)

Common Stockholders' Equity
  Common stock, 120.4 million (1994) and
     120 million (1993) shares issued and
     outstanding, $1 par value per share          120.4          120.0
  Paid-in capital                               2,048.7        2,040.4
  Retained earnings (deficit)                    (461.3)        (494.8)
                                               --------       --------

     Total (Note 7)                             1,707.8        1,665.6
                                               --------       --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $6,836.5       $6,927.3
                                               ========       ========

          See accompanying notes to consolidated financial statements

                Panhandle Eastern Corporation and Subsidiaries
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Three Months Ended
                                                         March 31
                                                   --------------------
Millions                                              1994       1993
- --------                                             -------   --------
Operating Activities
  Net income                                        $  58.8    $  69.5
  Adjustments to reconcile net income to operating
     cash flows:
       Depreciation and amortization                   58.1       56.7
       Deferred income tax expense                     24.1       32.2
       Net pension benefit                             (4.9)      (3.9)
       Other non-cash items in net income              (5.2)       5.4
       Net change in operating assets
         and liabilities                              (27.3)     (10.9)
                                                    -------    -------
  Net Cash Flows Provided by Operating Activities     103.6      149.0
                                                    -------    -------
Investing Activities
  Additions to plant, property and equipment          (29.3)     (37.6)
  Net investment proceeds (purchases)                  (3.8)       0.8
  Property sales, retirements and other                 7.4       41.6
                                                    -------    -------
  Net Cash Flows Provided by (Used in)
     Investing Activities                             (25.7)       4.8
                                                    -------    -------

Financing Activities
  Retirement of debt                                  (50.0)    (200.0)
  Issuance of debt                                      -        100.0
  Net increase (decrease) in notes payable            (18.4)       5.5
  Common stock issuance                                 8.2        -
  Dividends paid                                      (25.3)     (21.7)
  Other                                                 -          6.9
                                                    -------    -------
  Net Cash Flows Used in Financing Activities         (85.5)    (109.3)
                                                    -------    -------

Net Change in Cash
  Increase (decrease) in cash and cash equivalents     (7.6)      44.5
  Cash and cash equivalents, beginning of period       18.4        3.0
                                                    -------    -------

  Cash and Cash Equivalents, End of Period          $  10.8    $  47.5
                                                    =======    =======
Supplemental Disclosures
  Cash paid for interest (net of amount capitalized)$  46.2    $  66.2
  Cash paid for income tax                             21.7        0.2

          See accompanying notes to consolidated financial statements

              PANHANDLE EASTERN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  References

     Panhandle Eastern Corporation (PEC) and its subsidiaries (the Company) are predominantly involved in the interstate transportation and storage of natural gas. The interstate gas transmission operations of Texas Eastern Transmission Corporation (TETCO), Algonquin Gas Transmission Company (Algonquin), Panhandle Eastern Pipe Line Company (PEPL) and Trunkline Gas Company (Trunkline), and the liquefied natural gas (LNG) facilities of Trunkline LNG Company (Trunkline LNG), are subject to the rules, regulations and accounting procedures of the Federal Energy Regulatory Commission (FERC). Certain amounts for the prior period have been reclassified in the consolidated financial statements to conform to the current presentation.

 2.  Accounting Policy Change

     The Company adopted Statement of Financial Accounting Standards (Accounting Standard) No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. This standard requires accruals for benefits provided by the Company to certain former or inactive employees. As a result of implementation of Accounting Standard No. 112, the Company recorded additional liabilities and regulatory assets of approximately $17 million. The Company's pipelines have received permission from FERC to defer such costs, pending future rate filings requesting recovery. The earnings impact of this change in accounting policy is not significant.

 3.  Natural Gas Revenues and Regulatory Matters

     When rate cases are pending final FERC approval, a portion of the revenues collected by each natural gas pipeline is subject to possible refunds. The Company has established adequate reserves where required for such cases. The following is a summary of pending rate cases before FERC and related regulatory matters.

     FERC Order 636

     During the second and third quarters of 1993, the Company's natural gas pipelines began providing restructured services pursuant to FERC Order 636.

     This order, which is on appeal to the courts, requires pipeline service restructuring that "unbundles" each of the services--sales, transportation and storage--that had historically been provided by pipelines. Order 636 provides for the use of the straight fixed-variable (SFV) rate design, which assigns return on equity, related taxes and other fixed costs to the demand component of rates. In addition, Order 636 allows pipelines to recover 100% of prudently incurred eligible costs resulting from implementation of the order (transition costs). FERC, however, is encouraging pipelines to settle such issues with customers through a negotiated process.

     On May 12, 1994, TETCO received FERC approval, subject to rehearing, of a comprehensive settlement that resolves TETCO's regulatory issues regarding Order 636 implementation, including the recovery of transition costs, and FERC proceedings dating back to 1985 related to bundled merchant services prior to Order 636.

     The Company currently estimates transition costs to range from $600 million to $725 million, including amounts incurred to date. As of March 31, 1994, the Company's pipelines were recovering approximately $250 million in transition costs from customers, pursuant to FERC filings, and had collected approximately
     $185 million of such costs, subject to refund. Certain challenges to transition cost recoveries of the Company's pipelines are pending further FERC action. Included in these FERC proceedings are issues related to eligibility under Order 636 and the prudence of such costs.

     Additional transition cost filings and billings will be made by the Company's pipelines in the future, including quarterly filings by TETCO to recover gas supply realignment (GSR) costs pending a final order on the settlement. Any GSR costs otherwise determined to be ineligible for recovery under Order 636 may be recoverable through a FERC Order 528 mechanism that provides for recovery of up to 75% of certain contract costs, or may be recoverable via alternate mechanisms.

     TETCO's settlement resolves a broad range of issues, primarily related to TETCO's Order 636 transition costs discussed above, as well as purchased gas adjustment and gas inventory charge collections that are the subject of an evidentiary hearing before a FERC Administrative Law Judge (ALJ). In 1993, the Company established an additional provision to reflect the impact of TETCO's settlement, including certain amounts collected that would be refunded to customers. As a result, the Company recorded current and long-term regulatory assets of approximately $25 million and $325 million, respectively, for estimated amounts to be recovered from customers pursuant to this settlement, and estimated current and long-term liabilities related to these issues of approximately $160 million and $290 million, respectively. The settlement provides for the recovery of transition costs through volumetric and reservation surcharges through the year 2002.

     The Company believes the exposure associated with gas purchase contract commitments and the significant reduction of the Company's merchant services during 1993 will be substantially mitigated by transition cost recovery under TETCO's filed settlement, Order 636 and other mechanisms, including assignments of certain gas purchase contracts to third parties. As a result, the Company believes that implementation issues related to Order 636 will not have a material adverse effect on future consolidated results of operations or financial position.

     Jurisdictional Transportation and Sales Rates

     Algonquin - Algonquin filed a general rate increase effective
     May 1, 1993, subject to refund, which reflected throughput changes due to contract restructuring and a return to incremental rates with SFV rate design. On March 1, 1994, Algonquin filed a comprehensive settlement that, if approved, will resolve virtually all of Algonquin's regulatory issues with respect to this rate case and Order 636 implementation, including the recovery of transition costs. A hearing on limited issues related to this proceeding was held in April 1994.

     PEPL - On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases incorporating the SFV rate design. A hearing on the earlier rate proceeding was completed in February 1994 and decisions by the ALJ and FERC are expected later in 1994. Hearings in the latter rate case are scheduled to commence on May 17, 1994.

     Effective April 1, 1989, PEPL placed into effect, subject to refund, sales and transportation rates reflecting a redesign of rates, including seasonal rate structures. PEPL and others are appealing various FERC orders related to these rates.

     Other - The Company's pipelines, pursuant to FERC requirements, requested FERC approval to record the impact of adopting Accounting Standard No. 109, "Accounting for Income Taxes," including the recognition of a portion of the impact as an increase to stockholders' equity. FERC has denied approval of certain of these requests, pending rate case decisions. The Company's pipelines plan to file for rehearing. The Company believes the ultimate resolution of this matter will not have a material adverse effect on consolidated financial position.

     Take-or-Pay

     In the past, during the normal course of business, the Company's pipelines entered into certain gas purchase contracts containing take-or-pay provisions, which may expose the Company to financial risk. Based on market and regulatory conditions, including Order 636 provisions that provide for the recovery of prudently incurred transition costs, the Company believes such risk was not material to the Company's consolidated results of operations or financial position as of March 31, 1994.

     PEPL and Trunkline are currently collecting certain take-or-pay settlement costs through a combination of direct billings and volumetric surcharges. The volumetric surcharges are being collected with interest over a period extending through 1997. TETCO has flowed through to customers its pipeline suppliers' take-or-pay costs pursuant to FERC-approved filings, subject to refund. Comprehensive settlements have been filed by TETCO and its upstream suppliers, which, if approved by FERC, will resolve this matter with no financial impact to the Company.

     The U.S. Department of the Interior has announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, buyouts and buydowns of gas sales contracts with natural gas pipelines. The Company's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. If the pipelines ultimately have to reimburse or indemnify the producers, the potential exists for some recovery from pipeline customers. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take a substantial period of time to resolve. Management believes this matter will not have a material adverse effect on the Company's consolidated financial position.

 4.  Income Tax

     The Company's investment tax credit carryforward (ITC) of $72.1 million at December 31, 1993 will begin to expire in 1996 and will be extinguished in 2002 if not utilized sooner. The alternative minimum tax credit carryforward of $57.3 million at December 31, 1993 can be carried forward indefinitely.

     In 1990, the Internal Revenue Service (IRS) adopted regulations that, if not amended or held to be invalid, would result in the disallowance for tax purposes of losses incurred in the Company's 1989 sales of certain Texas Eastern Corporation (TEC) assets. The Company established a provision in 1990 for this issue, resulting in an increase in goodwill and the deferred income tax liability. In discussions with the U.S. Treasury Department and the IRS, the Company's position has been that no prior notice was given of the regulations' retroactive application to the sales and that such application would be both unfair and contrary to law. The Company continues to vigorously contest any additional tax payable pursuant to such regulations.

 5.  Gas Imbalances

     The consolidated balance sheet includes in-kind balances as a result of differences in gas volumes received and delivered. At March 31, 1994 and December 31, 1993, other current assets and other current liabilities included $30.8 million and $24.3 million (1994) and $64.8 million and $67.9 million (1993), respectively, for these imbalances.

 6.  Other Contingencies

     TEPPCO Partners, L.P. - TEPPCO Partners, L.P. is a master limited partnership (MLP) that owns and operates a petroleum products pipeline. The Company has a 10.45% ownership interest in the MLP, of which 8.45% is a deferred participation interest (DPI). Effective April 1, 1994, the DPI participates in allocations of income or loss and cash distributions. To support the MLP's ability to make the minimum quarterly distributions on all MLP Units, PEC has agreed, under certain circumstances and subject to certain limitations, to contribute cash to the MLP in return for additional limited partner interests (APIs). Subject to certain exceptions, the support period will extend through December 31, 1994. PEC's obligation to purchase APIs is limited to an aggregate of $50 million (maximum outstanding at any time) during the support period. No API purchases have been required since inception through the date of this report. Furthermore, a subsidiary partnership of the MLP has $356.5 million in First Mortgage Notes outstanding with recourse to the general partner, a subsidiary of TEC. These notes have annual principal payments due through 2010.

     Petrolane Incorporated (Petrolane) - In connection with the sale of Petrolane in 1989, TEC agreed to indemnify Petrolane against certain obligations for guaranteed leases and environmental matters. Certain of the lease obligations relate to Petrolane's divestiture of supermarket operations prior to its acquisition by TEC and total approximately $95.7 million over the remaining terms of the leases, which expire in 2006. In the opinion of management, the probability that TEC will be required to perform under this indemnity provision is remote.

     Petrolane was named in a suit filed by the city of Fresno, California (the City) in the U.S. District Court for the Eastern District of California on February 18, 1993 seeking contribution from 22 parties for characterization and remediation costs related to the Fresno Sanitary Landfill (the Landfill). The City, under a mandate from the U.S. Environmental Protection Agency (EPA), is obligated to characterize and remediate environmental contamination at the Landfill, which is on the National Priorities List. One of Petrolane's former subsidiaries is alleged to have disposed of hazardous substances at the Landfill. Since characterization of the Landfill has not been completed, the Company is unable at this time to estimate its share of cleanup costs or the timing of such costs, but expects that this matter will not have a material adverse effect on the Company's consolidated financial position.

     Northern Border Pipeline Company (Northern Border) - Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $212.8 million for the years 1994 through 2001. In the opinion of management, the probability that performance will be required under this guarantee is remote.

 7.  Stockholders' Equity

     Under the most restrictive covenants contained in the Company's debt agreements, $709.9 million of PEC's common stockholders' equity was available for the payment of dividends at March 31, 1994.

 8.  Environmental Matters

     TETCO - TETCO is currently conducting a PCB (polychlorinated biphenyl) characterization and cleanup program at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The program includes on- and off-site characterization, installation of on-site source control equipment and groundwater monitoring wells, and on-site cleanup work. TETCO expects to complete the program at up to 89 sites in as many as 14 states over an approximate 10-year period that began in 1990. TETCO also has ongoing cleanup and remediation programs in Pennsylvania and New Jersey, implemented pursuant to settlement agreements with those states. In 1991, TETCO entered into an Interim Agreed Order with the state of Kentucky concerning characterization of TETCO's three compressor station sites in Kentucky. The Company is negotiating an Agreed Order with the state of Kentucky for remediation of those sites. The state of Kentucky is currently considering the imposition of a fine. The Company previously established a reserve for potential fines and penalties. Additionally, under a consent order with the state of Mississippi, TETCO is conducting site assessment and characterization in that state. The cleanup programs are not expected to interrupt or diminish TETCO's operational ability to deliver natural gas to customers.

     At March 31, 1994 and December 31, 1993, TETCO had recorded current and long-term liabilities of $93 million and $295.6 million (1994) and $93 million and $298.7 million (1993), respectively, for remaining estimated cleanup costs. These cost estimates represent gross cleanup costs expected to be incurred by TETCO, have not been reduced by customer or insurance recoveries and do not include fines, penalties or third-party claims. TETCO is recovering 57.5% of cleanup costs in rates pursuant to a stipulation and agreement approved by FERC in 1992. At March 31, 1994 and December 31, 1993, TETCO had recorded current and long-term regulatory assets of $32.9 million and $186.9 million (1994) and $31.1 million and $196.3 million (1993), respectively, representing costs to be recovered from customers.

     TETCO's litigation with its insurance carriers to recover cleanup and other costs and to enforce the carriers' duty to defend and indemnify TETCO is continuing. On January 10, 1994, the Court of Appeals for the Third Circuit, on rehearing, affirmed the lower court's summary judgment rulings in favor of the insurance carriers. TETCO's petition for rehearing en banc was denied by the Court on February 3, 1994. TETCO is planning to file a petition for a writ of certiorari with the U.S. Supreme Court by July 1, 1994.

     TEC and TETCO, as well as certain other TEC subsidiaries in some of the cases, are defendants in several private plaintiff suits in various courts. These suits seek relief for actual and punitive damages that allegedly resulted from the release of PCBs and other hazardous substances in violation of federal and state laws. The Company is continuing to defend itself vigorously in these suits.

     The Company believes the ultimate resolution of these matters relating to the PCB cleanup programs will not have a material adverse effect on consolidated results of operations or financial position.

     PEPL and Trunkline - The Company has notified the EPA of PCB contamination at up to 41 sites on the PEPL and Trunkline systems, and is undertaking a remediation program at these sites, while continuing to discuss with and provide information to the EPA on these matters. Localized contamination of these sites resulted from the past use of lubricants containing PCBs in auxiliary equipment. Soil and sediment testing, to date, has detected no significant off-site contamination. Under a consent order with the state of Mississippi, Trunkline conducted a sampling program at its two compressor station sites in Mississippi and submitted a report to the state. Trunkline will develop cleanup plans based on this report. The Company is also involved in the cleanup and removal of wastewater collection facilities at 14 PEPL and Trunkline sites. The PCB and wastewater cleanup programs are expected to extend over a 10-year period that began in 1992. In addition to these ongoing assessments, PEPL and Trunkline are evaluating the prior use of disposal areas to determine if those areas potentially contain hazardous substances. The Company is unable at this time to estimate the remediation costs, if any, that might result from these evaluations.

     The Company has recorded $33 million for liabilities relating to PEPL and Trunkline existing cleanup programs and has recorded regulatory assets for the same amount, representing costs to be recovered from customers. The Company does not expect the resolution of the PEPL and Trunkline environmental matters to have a material adverse effect on consolidated financial position.

 9.  Litigation

     In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994, in Edison, New Jersey, 13 lawsuits have been filed to date against the Company and other defendants in the Superior Court of New Jersey, Middlesex County, on behalf of nearly 80 individuals seeking unspecified compensatory damages for personal injuries and property losses, as well as punitive damages. Plaintiffs' requests for class action certification have been denied by the Court and the cases are expected to be consolidated for trial on the issue of liability. The Company has also received numerous letters from attorneys claiming to represent, in total, over 700 individuals with unspecified claims against the Company. In addition, Quality Materials, Inc., the owner of the asphalt plant located at the site of the rupture, has filed suit in the U.S. District Court for the District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages.

     The cause of the rupture is under investigation by the National Transportation Safety Board. The Company has recorded a $5 million after-tax charge for costs related to this incident that are not recoverable under the Company's insurance policies. The Company does not expect the resolution of these matters to have a material adverse effect on consolidated results of operations or financial position.

     The Company is also involved in various other legal actions and claims arising in the normal course of business. Based upon its current assessment of the facts and the law, management does not believe that the outcome of any such action or claim will have a material adverse effect upon the consolidated financial position of the Company. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the uncertainties inherent in any litigation.

10.  Fair Presentation

     The information as furnished reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position as of March 31, 1994, and results of operations and cash flows for the three months ended March 31, 1994 and 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided to facilitate increased understanding of the 1994 and 1993 interim consolidated financial statements and accompanying notes presented in Item 1. The discussion of the Company's "Operating Environment and Outlook" addresses key trends and future plans. The "Capital Resources, Liquidity and Financial Position" section analyzes cash flows and financial position. Material period-to-period variances in the consolidated statement of income are discussed under "Results of Operations." Throughout these discussions, management has addressed items that are reasonably likely to materially affect future liquidity or earnings.

OPERATING ENVIRONMENT AND OUTLOOK

As discussed in Note 3 of the Notes to Consolidated Financial Statements, all four of the Company's pipelines implemented restructured services in the second and third quarters of 1993 pursuant to FERC Order 636.

TETCO has received FERC approval, subject to rehearing, of a comprehensive settlement resolving regulatory issues regarding Order 636 implementation, including the recovery of transition costs, and issues related to bundled merchant services prior to Order 636. This settlement and other Order 636 transition issues are further discussed under "Operating Cash Flow."

As a result of the SFV rate design required by Order 636 and the resulting elimination by PEPL of seasonal rates, the historical seasonal variations in revenues and receivables have continued to diminish. Generally, pipeline earnings have become more evenly distributed throughout the year. In addition, earnings from interruptible transportation revenues have been significantly reduced as a result of Order 636 rate design changes and capacity release mechanisms that allow firm customers to sell unused customer capacity. The Company's pipelines continue to offer selective discounting and short-term firm transportation contracts to utilize available capacity.

Transportation and storage services form the core of the Company's business in the Order 636 environment. Trunkline, however, continues to offer unbundled sales service that will end in late 1994. Upon implementation of Order 636, operating revenues and gas purchase costs decreased primarily as a result of elimination of natural gas sales by TETCO, Algonquin and PEPL, while operating income generated by firm transportation and storage services increased. These trends are expected to continue until all traditional pipeline sales services cease.

The Company expects to benefit from the environment created by the regulatory changes of Order 636 by expanding the natural gas pipeline network via major capital projects and by developing innovative services for customers. Natural gas storage, gathering and marketing are among the areas of opportunity that the Company is examining for potential growth. The Company's Market and Supply Services group, as well as each of the four natural gas pipelines, are involved in responding to new markets created, in part, by Order 636, and to increased demand for natural gas as both a sound economic and environmental solution to the nation's energy needs. See further discussion in "Investing Cash Flow."

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL POSITION

Operating Cash Flow

                                              Three Months Ended
                                                   March 31
                                             --------------------
Millions                                         1994       1993
- --------                                       -------     ------
Net Cash Flows Provided by
  Operating Activities                          $103.6     $149.0
                                                ------     ------

Historical Analysis - Operating cash flows decreased $45.4 million comparing the three-month period in 1994 to the same period in 1993. This decrease reflects reduced first quarter earnings and lower operating cash activity caused by the elimination of sales services, partially offset by 1994 collections of purchased gas costs incurred in prior years.

Order 636 Transition Costs - With implementation of Order 636 and the significant reduction in merchant services that has resulted, the Company is incurring certain costs for the transition, primarily related to TETCO's gas purchase contracts. On May 12, 1994, TETCO received FERC approval, subject to rehearing, of a comprehensive settlement that resolves TETCO's regulatory issues regarding Order 636 implementation and FERC proceedings dating back to 1985 related to bundled merchant services prior to Order 636.

With implementation of Order 636, TETCO, Algonquin and PEPL no longer offer merchant sales of natural gas, thereby substantially eliminating the need for gas purchase contracts. Trunkline's gas purchase commitments primarily relate to unbundled sales contracts that will end in late 1994. At
March 31, 1994, the Company's gross commitments under gas purchase contracts that do not contain market-sensitive pricing provisions were approximately $140 million, $125 million, $100 million, $85 million and $50 million for the years 1994 through 1998, respectively, and a total of $65 million thereafter. These estimates reflect significant assumptions regarding deliverability and escalation clauses.

The Company currently estimates transition costs to range from $600 million to $725 million, including amounts incurred to date. As of March 31, 1994, the Company's pipelines were recovering approximately $250 million in transition costs from customers, pursuant to FERC filings, and had collected approximately $185 million of such costs, subject to refund. Certain challenges to transition cost recoveries of the Company's pipelines are pending further FERC action. Included in these FERC proceedings are issues related to eligibility under Order 636 and the prudence of such costs.

Additional transition cost filings and billings will be made by the Company's pipelines in the future, including quarterly filings by TETCO to recover GSR costs pending a final order on the settlement. Any GSR costs otherwise determined to be ineligible for recovery under Order 636 may be recoverable through a FERC Order 528 mechanism that provides for recovery of up to 75% of certain contract costs, or may be recoverable via alternate mechanisms.

TETCO's settlement resolves a broad range of issues, primarily related to TETCO's Order 636 transition costs discussed above, as well as purchased gas adjustment and gas inventory charge collections that are the subject of an evidentiary hearing before a FERC ALJ. See Note 3 of the Notes to Consolidated Financial Statements for further discussion.

The Company believes the exposure associated with gas purchase contract commitments and the significant reduction of the Company's merchant services during 1993 will be substantially mitigated by transition cost recovery under TETCO's filed settlement, Order 636 and other mechanisms, including assignments of certain gas purchase contracts to third parties. As a result, the Company believes that implementation issues related to Order 636 will not have a material adverse effect on future consolidated results of operations or financial position.

Environmental Matters - The Company believes it will be able to fund the TETCO, PEPL and Trunkline PCB and other existing cleanup program costs from customer recoveries and other cash flows and, therefore, the ultimate resolution of these matters will not have a material adverse effect on consolidated financial position or liquidity. See Note 8 of the Notes to Consolidated Financial Statements. In addition, PEPL and Trunkline are evaluating the prior use of disposal areas to determine if those areas potentially contain hazardous substances. The Company is unable at this time to estimate the remediation costs, if any, that might result from these evaluations. As discussed in Note 6 of the Notes to Consolidated Financial Statements, the Company is also unable at this time to estimate its share or the timing of cleanup costs related to the Fresno Sanitary Landfill, but expects that this matter will not have a material adverse effect on the Company's consolidated financial position or liquidity.

Litigation - In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994, in Edison, New Jersey,
13 lawsuits have been filed to date against the Company and other defendants in the Superior Court of New Jersey, Middlesex County, on behalf of nearly 80 individuals seeking unspecified compensatory damages for personal injuries and property losses, as well as punitive damages. Plaintiffs' requests for class action certification have been denied by the Court and the cases are expected to be consolidated for trial on the issue of liability. The Company has also received numerous letters from attorneys claiming to represent, in total, over 700 individuals with unspecified claims against the Company. In addition, Quality Materials, Inc., the owner of the asphalt plant located at the site of the rupture, has also filed suit in the U.S. District Court for the District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages.

The cause of the rupture is under investigation by the National
Transportation Safety Board. The Company has recorded a $5 million after-tax charge for costs related to this incident that are not recoverable under the Company's insurance policies. The Company does not expect the resolution of these matters to have a material adverse effect on consolidated results of operations or financial position.

Other - The Company expects to generate sufficient future taxable income from operations to fully utilize deferred tax assets, net of valuation allowance, including the ITC. However, if needed, the Company could implement tax-planning strategies to accelerate approximately $300 million of taxable income, prior to expiration of the ITC.

See Notes 3 and 5 of the Notes to Consolidated Financial Statements for a discussion of other regulatory proceedings and gas imbalances.

On March 1, 1994, Trunkline filed a general rate increase that is in accordance with terms of a rate case settlement in 1993. FERC accepted and suspended this rate filing to become effective September 1, 1994, subject to refund, and set the rate case for hearing. On April 22, 1994, the FERC ALJ accepted a procedural schedule which would provide for a hearing to begin in June 1995.

Operating cash requirements for the next 12 months are expected to include rate refunds and certain Order 636 transition costs. These and any other operating requirements are expected to be funded by cash from operations, debt issuances and/or available credit facilities. The Company continues to make periodic sales of trade receivables, with limited recourse.

Investing Cash Flow

                                               Three Months Ended
                                                    March 31
                                                     -----------------------
Millions                                         1994         1993
- --------                                        -------      ------
Net Cash Flows Provided by (Used in)
  Investing Activities                          $(25.7)        $4.8
                                                -------       -----

Capital Expenditures - Capital expenditures totaled $29.3 million in the first three months of 1994, compared with $37.6 million for the same period in 1993. Capital expenditures for 1994 are expected to approximate $400 million. These expenditures include significant amounts for TETCO and Algonquin customer-supported market expansion projects and are being funded by cash from operations, debt issuances and/or available credit facilities.

Liberty Pipeline Company (Liberty), in which a TETCO subsidiary owns a 30% interest, now expects the proposed $162 million Liberty pipeline to begin providing service in late 1996. TETCO's planned expansion to deliver natural gas to Liberty also has been delayed a year.

The Company continues to study the potential impact of the Clean Air Act Amendments of 1990 (the Amendments) and the related federal and state regulations on the Company. While many of the regulations have not yet been finalized, the Company currently estimates that capital expenditures ranging from $60 million to $80 million may be necessary to comply with the requirements of the Amendments and the regulations. The Company's estimated 1994 capital expenditures include approximately $20 million related to these requirements. Management believes any expenditures necessary will be eligible for recovery in rates.

Other - In April 1994, Centana Energy Corporation, part of the Company's Market and Supply Services group, announced plans to purchase certain intrastate natural gas pipeline, storage and processing facilities in Texas for approximately $120 million, subject to regulatory approval and other conditions. This purchase, expected to be funded by cash from operations and/or available credit facilities, is planned for completion in June 1994 and will enable the Company to provide expanded services for natural gas producers and other customers in the Gulf Coast region.

The Company is participating in partnerships that are developing market-area gas storage projects.

Financing Cash Flow

                                                Three Months Ended
                                                     March 31
                                                -------------------
Millions                                          1994        1993
- --------                                          -----      ------
Net Cash Flows Used in Financing Activities       $85.5      $109.3
                                                  -----      ------

Debt and Credit Facilities - TETCO and PEPL have variable-rate, revolving credit agreements that permit these subsidiaries to borrow up to $700 million on a combined basis, utilizing revolving credit borrowings and letter of credit facilities. At March 31, 1994, there were no amounts outstanding under these agreements.

Financing Requirements - Dividends and debt repayments for the next 12 months, along with operating and investing requirements, are expected to be funded by cash from operations, debt issuances and/or available credit facilities.
TETCO and PEPL have effective shelf registration statements with the Securities and Exchange Commission for the issuance of $200 million each of unsecured debt securities.

RESULTS OF OPERATIONS

Consolidated net income for the three months ended March 31, 1994 was $58.8 million, or $0.49 per share, compared with $69.5 million, or $0.64 per share, for the same period in 1993.

Operating Income Analysis

While gas transmission operations are seasonal, with the highest throughput occurring during the first and fourth quarters, the historical seasonal variances in financial results began to diminish in the second quarter of 1993 as a result of the SFV rate design required by Order 636 and the resulting termination of seasonal rates.

Consolidated operating income decreased $37 million, or 20%, in the first three months of 1994 compared with the same period in 1993. These results primarily reflect the pipelines' rate designs mandated by FERC Order 636, which more evenly distribute earnings throughout the year and significantly reduce the earnings benefit from interruptible transportation revenues.

Total natural gas volumes were up 17% comparing these same periods, due to exceptionally cold winter weather in the market areas in the first quarter of 1994 and incremental services initiated after the 1993 first quarter. With implementation of the SFV rate design, which assigns return on equity, related taxes and other fixed costs to the demand component of rates, earnings fluctuations related to throughput volumes have been minimized.

              Consolidated Operating Income by Business Group

                                        Three Months Ended March 31
                                        ---------------------------
     Millions                              1994     1993   % Change
     --------                             -------  ------- --------
     Gas Transmission
        TETCO                             $ 58.8   $ 83.6    (30)
        Algonquin                           14.7     17.5    (16)
        PEPL                                46.9     53.6    (13)
        Trunkline                           18.9     16.9     12
        Other                                1.3      1.6    (19)
                                          ------   ------   ----
        Total                              140.6    173.2    (19)
                                          ------   ------   ----

     Market and Supply Services              5.4     10.8    (50)
     LNG Project                             2.3      1.4     64
     Parent, Other and Eliminations          1.7      1.6      6
                                          ------   ------   ----
     Consolidated Operating Income        $150.0   $187.0    (20)
                                          ======   ======   ====


                        Natural Gas Pipeline Volumes

                                        Three Months Ended March 31
                                        ---------------------------
     Billion cubic feet (Bcf)               1994     1993  % Change
     ------------------------             -------  ------- --------
     Market-area Transports
        TETCO                                330      242       36
        Algonquin                             96       84       14
        PEPL                                 192      152       26
        Trunkline                            130      104       25
        Eliminations                         (23)     (32)     (28)
                                          ------   ------     ----
                                             725      550       32
                                          ------   ------     ----

     Sales
        TETCO                                 -         7     (100)
        Algonquin                             -         2     (100)
        PEPL                                  -        16     (100)
        Trunkline                             -(*)     24     (100)
                                          ------   ------     ----
                                              -        49     (100)
                                          ------   ------     ----
     Total Market Area                       725      599       21
                                          ------   ------     ----

     Supply-area Transports
        TETCO                                 32       34       (6)
        PEPL                                  10       22      (55)
        Trunkline                             35       29       21
                                          ------   ------     ----
                                              77       85       (9)
                                          ------   ------     ----

     Total Volumes                           802      684       17
                                          ======   ======     ====
     ----------
     (*)   Excludes 11 Bcf which was both sold and transported, and is included in transportation throughput.


TETCO - Operating income for TETCO decreased $24.8 million comparing the first three months of 1994 with the same period in 1993 primarily due to reduced interruptible transportation revenues. Net sales revenue decreased $74.3 mil-lion, reflecting the elimination of TETCO's traditional merchant function effective June 1, 1993. Transportation revenue increased $59.1 million, or 51%, as volumes increased 31%, reflecting the SFV rate design and the conversion of sales contracts to firm transportation. Storage revenues declined 40%, or $12.4 million, resulting from the conversion of a portion of the storage revenues to transportation revenues following the unbundling of services pursuant to Order 636.

Algonquin - Algonquin's operating income decreased $2.8 million for the first three months of 1994 compared with the same period in 1993. The decrease was primarily a result of reduced interruptible transportation volumes related to the Order 636 rate design. Transportation revenue increased $8.6 million, partially offsetting the declines in net sales revenue and storage revenue. The decreases in net sales and storage revenues reflect the elimination of Algonquin's traditional merchant function and the conversion of storage revenues to transportation revenues upon implementation of Order 636.

PEPL - This pipeline's operating income decreased $6.7 million comparing the first quarters of 1994 and 1993. The decrease resulted from the elimination of seasonal rates that were in effect prior to PEPL's implementation of Order 636 on May 1, 1993. Increased revenues from unbundled transportation and storage services partially offset reduced net sales revenues resulting from the elimination of PEPL's merchant function. Operating expenses decreased primarily as a result of lower expenses related to sales volumes, as well as the release in 1994 of a $7.8 million provision established for gas supply matters that have been resolved.

Trunkline - Operating income for Trunkline increased $2 million comparing the first three months of 1994 with the same period in 1993. Transportation revenue increases, which reflected increased volumes and margins attributable to colder weather, offset the decline in net sales revenue. Trunkline's unbundled sales service will end in late 1994.

Other Operating Income - Operating income for Market and Supply Services decreased $5.4 million comparing the first quarters of 1994 and 1993. This decrease is primarily attributable to the lower sales prices of natural gas liquids in 1994, partially offset by revenues from new services provided by 1 Source Corporation.

Other Income and Deductions - Other income and deductions decreased
$4.7 million for the first three months of 1994 compared with the same period in 1993. This decrease primarily reflects decreased earnings from investments in affiliates as a result of the sale of a portion of the Company's interest in Northern Border Partners, L.P. in late 1993, and interest income earned on the LNG project settlement receivables prior to the sale of these receivables in the second and third quarters of 1993.

Interest Expense - Interest expense in the first three months of 1994 was $23.3 million, or 30%, lower than the same period in 1993. This reduction reflects reduced average debt balances during the first quarter of 1994 compared with the same period in 1993, primarily resulting from the Company's early retirement in the last nine months of 1993 of four issues of relatively high-interest debt. Also contributing to the decrease was interest in 1993 on refunds of production-related costs.

                       PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

See Notes 3, 6, 8 and 9 of the Notes to Consolidated Financial Statements in
Part I of this Report which are incorporated herein by reference.  See also
Item 3 of PEC's Annual Report on Form 10-K for the year ended December 31,
1993.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K - A Current Report on Form 8-K was filed on
    January 21, 1994 under Item 5, "Other Events" and Item 7, "Financial Statements and Exhibits" announcing that, on January 19, 1994, TETCO sent its customers a proposed settlement resolving issues connected to implementation of FERC Order 636. A related charge to earnings was also announced.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief accounting officer.




                                 PANHANDLE EASTERN CORPORATION
                                         (Registrant)


                                    /s/ Sandra P. Meyer

                           ---------------------------------------
                                Sandra P. Meyer, Controller



Date:  May 13, 1994