Form 10-Q
period 1994-06-30
PANHANDLE EASTERN CORP /DE/
filed 1994-08-12
CIK 351696

===========================================================================

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

                   For the Quarter Ended June 30, 1994
                        Commission File No. 1-8157

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

                           Yes:  X      No:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Class                     Outstanding at July 31, 1994
      --------------------------          ----------------------------
      Common Stock, $1 par value                  120,703,223


===========================================================================

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements - Unaudited
                Panhandle Eastern Corporation and Subsidiaries
                       CONSOLIDATED STATEMENT OF INCOME

                                           Periods Ended June 30
                                     Three Months         Six Months
                                   ----------------    -----------------
Millions, except per share amounts   1994     1993       1994     1993
- - ----------------------------------  ------   ------     ------  --------
Operating Revenues
  Transportation of natural gas     $309.6   $224.3     $643.3  $  458.5
  Sales of natural gas and liquids   103.5    294.8      219.3     615.9
  Natural gas storage and other       51.6     54.7      119.4     112.0
                                    ------  -------     ------  --------
     Total (Note 3)                  464.7    573.8      982.0   1,186.4
                                    ------  -------     ------  --------

Costs and Expenses
  Gas purchased                       86.7    183.1      190.9     330.3
  Operating and maintenance          120.3    147.4      241.2     288.0
  General and administrative          53.4     52.3      115.4     112.9
  Depreciation and amortization       57.4     55.8      115.5     112.5
  Miscellaneous taxes                 17.1     21.0       39.2      41.5
                                    ------   ------     ------  --------
     Total                           334.9    459.6      702.2     885.2
                                    ------   ------     ------  --------

Operating Income                     129.8    114.2      279.8     301.2
                                    ------   ------     ------  --------
Other Income and Deductions
  Equity in earnings of
   unconsolidated affiliates          10.5      4.8       12.4       9.1
  Other income, net of deductions      0.7      5.6        1.9       9.1
                                    ------   ------     ------  --------
     Total                            11.2     10.4       14.3      18.2
                                    ------   ------     ------  --------
Gross Income                         141.0    124.6      294.1     319.4

Interest Expense                      56.4     69.5      110.7     147.1
                                    ------   ------     ------  --------
Income before Income Tax              84.6     55.1      183.4     172.3

Income Tax (Note 4)                   35.7     20.7       75.7      68.4
                                    ------   ------     ------  --------
NET INCOME                          $ 48.9   $ 34.4     $107.7  $  103.9
                                    ======   ======     ======  ========
Average Common Shares Outstanding    120.4    112.2      120.3     110.4
                                    ======   ======     ======  ========
Earnings per Common Share           $ 0.41   $ 0.31     $ 0.90  $   0.94
                                    ======   ======     ======  ========
Dividends per Common Share          $ 0.21   $ 0.20     $ 0.42  $   0.40
                                    ======   ======     ======  ========

          See accompanying notes to consolidated financial statements

                Panhandle Eastern Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS

                                              June 30,       December 31,
Millions                                        1994             1993
- - --------                                      ---------      ------------
Current Assets
  Cash and cash equivalents                   $    14.1      $    18.4
  Accounts and notes receivable (Note 3)          240.7          294.2
  Materials and supplies                          109.7          114.0
  Other (Notes 3, 5 and 8)                        310.3          328.5
                                              ---------      ---------

     Total                                        674.8          755.1
                                              ---------      ---------

Investments
  Affiliates                                      141.4          129.2
  Other                                            88.3           90.2
                                              ---------      ---------

     Total                                        229.7          219.4
                                              ---------      ---------

Plant, Property and Equipment
  Original cost                                 7,239.0        7,076.2
  Accumulated depreciation and amortization    (2,819.3)      (2,732.9)
                                              ---------      ---------

     Net plant, property and equipment          4,419.7        4,343.3
                                              ---------      ---------

Deferred Charges
  Goodwill, net                                   513.2          520.5
  Prepaid pension                                 231.3          222.8
  Other (Notes 3 and 8)                           851.2          866.2
                                              ---------      ---------

     Total                                      1,595.7        1,609.5
                                              ---------      ---------


TOTAL ASSETS                                  $ 6,919.9      $ 6,927.3
                                              =========      =========

          See accompanying notes to consolidated financial statements

                Panhandle Eastern Corporation and Subsidiaries
                         CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                              June 30,       December 31,
Millions                                        1994             1993
- - --------                                      ---------      ------------
Current Liabilities
  Long-term debt due within one year           $   62.5       $   62.5
  Notes payable                                     3.7           18.4
  Rate refund provisions (Note 3)                 115.6           67.8
  Accounts payable                                 85.0           67.2
  Accrued interest                                 63.9           60.6
  Taxes payable                                    50.5           70.9
  Other (Notes 3, 5 and 8)                        522.0          564.4
                                               --------       --------

     Total                                        903.2          911.8
                                               --------       --------

Deferred Liabilities and Credits
  Deferred income tax (Note 4)                  1,364.3        1,308.6
  Deferred revenue - liquefied
    natural gas project                            73.5           78.1
  Other (Notes 3 and 8)                           959.5        1,040.7
                                               --------       --------

     Total                                      2,397.3        2,427.4
                                               --------       --------

Long-term Debt                                  1,884.0        1,922.5
                                               --------       --------

Commitments and Contingent Liabilities
  (Notes 3, 4, 6, 8 and 9)

Common Stockholders' Equity
  Common stock, 120.5 million (1994) and
     120 million (1993) shares issued and
     outstanding, $1 par value per share          120.5          120.0
  Paid-in capital                               2,052.6        2,040.4
  Retained earnings (deficit)                    (437.7)        (494.8)
                                               --------       --------

     Total (Note 7)                             1,735.4        1,665.6
                                               --------       --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $6,919.9       $6,927.3
                                               ========       ========

          See accompanying notes to consolidated financial statements

                Panhandle Eastern Corporation and Subsidiaries
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     Six Months Ended
                                                         June 30
                                                   --------------------
Millions                                              1994       1993
- - --------                                             -------   --------
Operating Activities
  Net income                                        $ 107.7    $ 103.9
  Adjustments to reconcile net income to operating
     cash flows:
       Depreciation and amortization                  115.5      112.5
       Deferred income tax expense                     38.8       37.5
       Net pension benefit                            (10.0)      (7.9)
       Other non-cash items in net income             (22.8)       7.4
       Net change in operating assets
         and liabilities                               52.3       52.1
                                                    -------    -------
  Net Cash Flows Provided by Operating Activities     281.5      305.5
                                                    -------    -------
Investing Activities
  Additions to plant, property and equipment         (197.5)    (107.7)
  Net investment proceeds (purchases)                  (1.0)       3.7
  Property sales, retirements and other                16.2       48.5
                                                    -------    -------
  Net Cash Flows Used in Investing Activities        (182.3)     (55.5)
                                                    -------    -------

Financing Activities
  Retirement of debt                                  (50.0)    (626.5)
  Issuance of debt                                      -        150.0
  Net increase (decrease) in notes payable            (14.7)      65.5
  Common stock issuance                                11.8      219.5
  Dividends paid                                      (50.6)     (43.4)
  Other                                                 -         (7.2)
                                                    -------    -------
  Net Cash Flows Used in Financing Activities        (103.5)    (242.1)
                                                    -------    -------

Net Change in Cash
  Increase (decrease) in cash and cash equivalents     (4.3)       7.9
  Cash and cash equivalents, beginning of period       18.4        3.0
                                                    -------    -------

  Cash and Cash Equivalents, End of Period          $  14.1    $  10.9
                                                    =======    =======
Supplemental Disclosures
  Cash paid for interest (net of amount capitalized)$  95.3    $ 136.2
  Cash paid for income tax                             42.8       17.8

          See accompanying notes to consolidated financial statements

              PANHANDLE EASTERN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  References

     Panhandle Eastern Corporation (PEC) and its subsidiaries (the Company) are predominantly involved in the interstate transportation and storage of natural gas. The interstate gas transmission operations of Texas Eastern Transmission Corporation (TETCO), Algonquin Gas Transmission Company (Algonquin), Panhandle Eastern Pipe Line Company (PEPL) and Trunkline Gas Company (Trunkline), and the liquefied natural gas (LNG) facilities of Trunkline LNG Company (Trunkline LNG), are subject to the rules, regulations and accounting procedures of the Federal Energy Regulatory Commission (FERC). Certain amounts for the prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.

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

 3.  Natural Gas Revenues and Regulatory Matters

     When rate cases are pending final FERC approval, a portion of revenues collected by each natural gas pipeline is subject to possible refunds. The Company has established adequate reserves where required for such cases. The following is a summary of pending rate cases before FERC and related regulatory matters.

     FERC Order 636

     During the second and third quarters of 1993, the Company's interstate natural gas pipelines began providing restructured services pursuant to FERC Order 636.

     This order, which is on appeal to the courts, requires pipeline service restructuring that "unbundles" sales, transportation and storage services. Order 636 provides for the use of the straight fixed-variable
     (SFV) rate design, which assigns return on equity, related taxes and other fixed costs to the demand component of rates. In addition, Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs).

     On August 1, 1994, TETCO implemented a FERC-approved comprehensive settlement that resolves issues related primarily to Order 636 transition costs and a number of other issues related to services prior to Order 636.

     At June 30, 1994 and December 31, 1993, the Company's pipelines had recorded approximately $35 million and $320 million (1994), and $25 million and $365 million (1993) of current and long-term regulatory assets, respectively, representing transition costs incurred or estimated to be incurred that will be recovered from customers. TETCO's settlement provides for the recovery of transition costs through volumetric and reservation charges through the year 2002. PEPL's and Trunkline's transition cost recoveries, which are subject to certain challenges that are pending further FERC action, will occur over the next three years.

     At June 30, 1994 and December 31, 1993, the Company had recorded estimated current and long-term liabilities related to Order 636 transition costs of approximately $100 million and $220 million (1994), and $100 million and $290 million (1993), respectively. In addition, the Company had recorded current liabilities of approximately
     $60 million at June 30, 1994 and December 31, 1993 for estimated refunds pursuant to certain provisions of TETCO's settlement.

     The Company believes the exposure associated with gas purchase contract commitments and the significant reduction of the Company's merchant services will be substantially mitigated by transition cost recoveries pursuant to TETCO's settlement, Order 636 and other mechanisms, including assignments of certain gas purchase contracts to third parties. As a result, the Company believes that transition cost issues related to Order 636 will not have a material adverse effect on future consolidated results of operations or financial position.

     Take-or-Pay

     In the past, during the normal course of business, the Company's pipelines entered into certain gas purchase contracts containing take-or-pay provisions, which may expose the Company to financial risk.
     Based on market and regulatory conditions, including Order 636 provisions that provide for the recovery of prudently incurred transition costs, the Company believes such risk was not material to the Company's consolidated results of operations or financial position as of June 30, 1994.

     PEPL and Trunkline are currently collecting certain take-or-pay settlement costs through a combination of direct billings and volumetric surcharges. The volumetric surcharges are being collected with interest over a period extending through 1997. Comprehensive settlements that resolve flow-through to customers of TETCO's pipeline suppliers' take-or-pay were approved by FERC on August 4, 1994.

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

     Jurisdictional Transportation and Sales Rates

     Algonquin - Algonquin filed a general rate increase effective
     May 1, 1993, subject to refund, which reflected throughput changes due to contract restructuring and a return to incremental rates with SFV rate design. On July 8, 1994, FERC approved a comprehensive settlement that resolves virtually all of Algonquin's regulatory issues with respect to this rate case and Order 636 implementation, including the recovery of transition costs.

     PEPL - On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases incorporating the SFV rate design. Hearings in these rate proceedings were completed in the first half of 1994, and a favorable initial decision by the FERC Administrative Law Judge (ALJ) was received in the earlier rate case on August 4, 1994. An initial ALJ decision is expected in the other proceeding later in 1994.

     Effective April 1, 1989, PEPL placed into effect, subject to refund, sales and transportation rates reflecting a redesign of rates, including seasonal rate structures. PEPL and others are appealing various FERC orders related to these rates.

     Other - The Company's pipelines, pursuant to FERC requirements, requested FERC approval to record the impact of adopting Accounting Standard No. 109, "Accounting for Income Taxes," including the recognition of a portion of the impact as an increase to stockholders' equity. FERC has denied approval of certain of these requests, pending rate case review. The Company's pipelines have filed for rehearing. The Company believes the ultimate resolution of this matter will not have a material adverse effect on consolidated financial position.

 4.  Income Tax

     The Company's investment tax credit (ITC) carryforward of $72.1 million at December 31, 1993 will begin to expire in 1996 and will be extinguished in 2002 if not utilized sooner. The alternative minimum tax credit carryforward of $57.3 million at December 31, 1993 can be carried forward indefinitely.

     In 1990, the Internal Revenue Service (IRS) issued regulations which disallow for tax purposes losses incurred in the Company's 1989 sales of certain Texas Eastern Corporation (TEC) assets. Although the IRS has not issued a final determination of the Company's 1989 tax liability, the Company has deferred tax liabilities in the consolidated balance sheet which are adequate to cover any tax liability related to this and other audit issues.

 5.  Gas Imbalances

     The consolidated balance sheet includes in-kind balances as a result of differences in gas volumes received and delivered. At June 30, 1994 and December 31, 1993, other current assets and other current liabilities included $23.6 million and $17.7 million (1994), and $64.8 million and $67.9 million (1993), respectively, for these imbalances.

 6.  Other Contingencies

     TEPPCO Partners, L.P. - TEPPCO Partners, L.P. is a master limited partnership (MLP) that owns and operates a petroleum products pipeline. The Company has a 10.45% ownership interest in the MLP. Prior to April 1, 1994, 8.45% of the Company's ownership interest was nonparticipating in allocations of income/loss, and cash distributions. To support the MLP's ability to make the minimum quarterly distributions on all MLP units, PEC has agreed, under certain circumstances and subject to certain limitations, to contribute cash to the MLP in return for additional limited partner interests (APIs). Subject to certain exceptions, the support period will extend through December 31, 1994. PEC's obligation to purchase APIs is limited to an aggregate of $50 million (maximum outstanding at any time) during this support period. No API purchases have been required since inception through the date of this report. Furthermore, a subsidiary partnership of the MLP has $356.5 million in First Mortgage Notes outstanding with recourse to the general partner, a subsidiary of TEC. These notes have annual principal payments due through 2010.

     Petrolane Incorporated (Petrolane) - In connection with the sale of Petrolane in 1989, TEC agreed to indemnify Petrolane against certain obligations for guaranteed leases and environmental matters. Certain of the lease obligations relate to Petrolane's divestiture of supermarket operations prior to its acquisition by TEC and, as of December 31, 1993, totaled approximately $95.7 million over the remaining terms of the leases, which expire in 2006. In the opinion of management, the probability that TEC will be required to perform under this indemnity provision is remote.

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

 7.  Stockholders' Equity

     Under the most restrictive covenants contained in the Company's debt agreements, $736.1 million of PEC's common stockholders' equity was available for the payment of dividends at June 30, 1994.

 8.  Environmental Matters

     TETCO - TETCO is currently conducting a PCB (polychlorinated biphenyl) characterization and cleanup program at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The program includes on- and off-site characterization, installation of on-site source control equipment and groundwater monitoring wells, and on-site cleanup work. TETCO expects to complete the program at up to 89 sites in as many as 14 states over an approximate 10-year period that began in 1990. TETCO also has ongoing cleanup and remediation programs in Pennsylvania and New Jersey, implemented pursuant to settlement agreements with those states. In 1991, TETCO entered into an Interim Agreed Order with the state of Kentucky concerning characterization of TETCO's three compressor station sites in that state and TETCO has substantially completed work under the Interim Agreed Order. The Company is negotiating an Agreed Order with the state of Kentucky for remediation of those sites and is currently remediating one of those sites. The state of Kentucky is currently considering the imposition of a fine. The Company previously established a reserve for potential fines and penalties. Additionally, under a consent order with the state of Mississippi, TETCO is conducting site assessment and characterization in that state. The cleanup programs are not expected to interrupt or diminish TETCO's operational ability to deliver natural gas to customers.

     At June 30, 1994 and December 31, 1993, TETCO had recorded current and long-term liabilities of $82.5 million and $302.2 million (1994), and $93 million and $298.7 million (1993), respectively, for remaining estimated cleanup costs. These cost estimates represent gross cleanup costs expected to be incurred by TETCO, have not been reduced by customer or insurance recoveries and do not include fines, penalties or third-party claims. TETCO is recovering 57.5% of cleanup costs in rates pursuant to a stipulation and agreement approved by FERC in 1992. At June 30, 1994 and December 31, 1993, TETCO had recorded current and long-term regulatory assets of $30.5 million and $181.2 million (1994), and $31.1 million and $196.3 million (1993), respectively, representing costs to be recovered from customers.

     TETCO's litigation with its insurance carriers to recover cleanup and other costs and to enforce the carriers' duty to defend and indemnify TETCO is continuing. On January 10, 1994, the Court of Appeals for the Third Circuit, on rehearing, affirmed the lower court's summary judgment rulings in favor of the insurance carriers. TETCO's petition for rehearing en banc was denied by the Court on February 3, 1994. TETCO filed a petition for a writ of certiorari with the U.S. Supreme Court on June 24, 1994.

     TETCO, as well as certain other PEC subsidiaries in some of the cases, are defendants in several private plaintiff suits in various courts. These suits seek relief for actual and punitive damages that allegedly resulted from the release of PCBs and other hazardous substances in violation of federal and state laws. The Company is continuing to defend itself vigorously in these suits.

     The Company believes the ultimate resolution of these matters relating to the PCB cleanup programs will not have a material adverse effect on consolidated results of operations or financial position.

     PEPL and Trunkline - The Company has notified the EPA of PCB contamination at up to 41 sites on the PEPL and Trunkline systems, and is undertaking a remediation program at these sites, while continuing to discuss with and provide information to the EPA on these matters. Localized contamination of these sites resulted from the past use of lubricants containing PCBs in auxiliary equipment. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company is also involved in the cleanup and removal of wastewater collection facilities at 14 PEPL and Trunkline sites. The PCB and wastewater cleanup programs are expected to extend over a 10-year period that began in 1992. In addition to these ongoing assessments, PEPL and Trunkline are evaluating the prior use of disposal areas to determine if those areas potentially contain hazardous substances. The Company is unable at this time to estimate remediation costs that will result from these evaluations.

     The Company has recorded $33 million for liabilities relating to PEPL and Trunkline existing cleanup programs and has recorded regulatory assets for the same amount, representing costs to be recovered from customers. The Company does not expect the resolution of the PEPL and Trunkline environmental matters to have a material adverse effect on consolidated financial position.

 9.  Litigation

     In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, numerous lawsuits have been filed to date against the Company and other defendants in the Superior Court of New Jersey, Middlesex County, on behalf of hundreds of individuals seeking unspecified compensatory damages for personal injuries and property losses, as well as punitive damages. The Court has ordered a moratorium on the filing of new suits through September 1994. Requests by some plaintiffs for class action certification have been denied by the Court and certain plaintiffs have appealed the denial. The cases are expected to be consolidated for trial on the issue of liability. The Company has also received numerous letters from attorneys claiming to represent, in total, over 800 individuals with unspecified claims against the Company. In addition, Quality Materials, Inc., the owner of the asphalt plant located at the site of the rupture, has filed suit in the U.S. District Court for the District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO has filed a counterclaim against Quality Materials, Inc.

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

10.  Fair Presentation

     The information as furnished reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position as of June 30, 1994, results of operations for the three and six months ended June 30, 1994 and 1993, and cash flows for the six months ended June 30, 1994 and 1993.

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

OPERATING ENVIRONMENT AND OUTLOOK

As discussed in Note 3 of the Notes to Consolidated Financial Statements, all four of the Company's interstate pipelines implemented restructured services in the second and third quarters of 1993 pursuant to FERC Order 636.

On August 1, 1994, TETCO implemented a FERC-approved comprehensive settlement that resolves issues related primarily to Order 636 transition costs and a number of other issues related to services prior to Order 636. This settlement and other Order 636 transition issues are further discussed under "Operating Cash Flow."

As a result of the SFV rate design required by Order 636 and the elimination by PEPL of seasonal rates, historical seasonal variations in revenues and receivables have diminished. Generally, pipeline earnings have become more evenly distributed throughout the year.

Transportation and storage services form the core of the Company's business in the Order 636 environment. Trunkline, however, continues to offer unbundled sales service that will end in late 1994. Upon implementation of Order 636, operating revenues and gas purchase costs decreased primarily as a result of the elimination of natural gas sales by TETCO, Algonquin and PEPL, while operating income generated by firm transportation and storage services
increased.   Earnings from interruptible transportation revenues have been significantly reduced as a result of Order 636 rate design changes and capacity release mechanisms that allow firm customers to sell unused customer capacity. The Company's pipelines continue to offer selective discounting to utilize available capacity.

The Company expects to benefit from the environment created by the regulatory changes of Order 636 by developing innovative services for customers and also plans to continue expanding the natural gas pipeline network via major capital projects. Natural gas storage, gathering and marketing are among the areas of opportunity the Company is examining for potential growth. The Company's four interstate pipelines and the Market and Supply Services group, which includes 1 Source Corporation and Centana Energy Corporation, are involved in responding to new markets created, in part, by Order 636, and to increased demand for natural gas as both a sound economic and environmental solution to the nation's energy needs. See further discussion in "Investing Cash Flow."

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL POSITION

Operating Cash Flow

                                                Six Months Ended
                                                    June 30
                                              -------------------
Millions                                         1994       1993
- - --------                                        ------     ------
Net Cash Flows Provided by
  Operating Activities                          $281.5     $305.5
                                                ------     ------

Historical Analysis - Operating cash flows decreased $24 million comparing the six-month period in 1994 to the same period in 1993. This decrease reflects lower operating cash activity caused by the elimination of sales services and the sale of LNG project settlement receivables during the 1993 period, partially offset by 1994 collections of purchased gas costs incurred in prior years and lower interest costs comparing the two periods.

Order 636 Transition Costs - With implementation of Order 636 and the significant reduction in merchant services that has resulted, the Company is incurring certain costs for the transition, primarily related to TETCO's gas purchase contract commitments. TETCO, Algonquin and PEPL no longer offer merchant sales of natural gas, thereby substantially eliminating the need for gas purchase contracts. Trunkline's gas purchase commitments primarily relate to unbundled sales contracts that will end in late 1994. At June 30, 1994, the Company's gross commitments under gas purchase contracts that do not contain market-sensitive pricing provisions were approximately $245 million, $150 million, $95 million, $55 million and $35 million for the years 1994 through 1998, respectively, and a total of $20 million thereafter. These estimates reflect significant assumptions regarding deliverability and escalation clauses.

TETCO's Order 636 settlement provides for the recovery of transition costs, including interest, through volumetric and reservation charges through the year 2002. PEPL's and Trunkline's recoveries, which are subject to further FERC action, will occur over the next three years. For the remainder of 1994 and during the following one to two years, above-market gas purchase contract payments by the pipelines are expected to exceed transition cost collections from customers. Cash requirements related to transition costs will be funded by cash from operations and/or available credit facilities and are not expected to have a material adverse effect on liquidity. Net cash receipts related to transition costs are expected to occur in periods beyond 1995 or 1996.

The Company believes the exposure associated with gas purchase contract commitments and the significant reduction of the Company's merchant services will be substantially mitigated by transition cost recovery pursuant to TETCO's settlement, Order 636 and other mechanisms, including assignments of certain gas purchase contracts to third parties. As a result, the Company believes that transition cost issues related to Order 636 will not have a material adverse effect on consolidated financial position.

Environmental Matters - The Company believes it will be able to fund the TETCO, PEPL and Trunkline PCB and other existing cleanup program costs from customer recoveries and other cash flows and, therefore, the ultimate resolution of these matters will not have a material adverse effect on consolidated financial position or liquidity. See Note 8 of the Notes to Consolidated Financial Statements. In addition, PEPL and Trunkline are evaluating the prior use of disposal areas to determine if those areas potentially contain hazardous substances. The Company is unable at this time to estimate remediation costs that will result from these evaluations. As discussed in Note 6 of the Notes to Consolidated Financial Statements, the Company is also unable at this time to estimate its share or the timing of cleanup costs related to the Fresno Sanitary Landfill, but expects that this matter will not have a material adverse effect on the Company's consolidated financial position or liquidity.

Litigation - In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, numerous lawsuits have been filed to date against the Company and other defendants in the Superior Court of New Jersey, Middlesex County, on behalf of hundreds of individuals seeking unspecified compensatory damages for personal injuries and property losses, as well as punitive damages. The Court has ordered a moratorium on the filing of new suits through September 1994. Requests by some plaintiffs for class action certification have been denied by the Court and certain plaintiffs have appealed the denial. The cases are expected to be consolidated for trial on the issue of liability. The Company has also received numerous letters from attorneys claiming to represent, in total, over 800 individuals with unspecified claims against the Company. In addition, Quality Materials, Inc., the owner of the asphalt plant located at the site of the rupture, has filed suit in the U.S. District Court for the District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO has filed a counterclaim against Quality Materials, Inc.

The cause of the rupture is under investigation by the National Transportation Safety Board. The Company has recorded a $5 million after-tax charge for costs related to this incident that are not recoverable under the Company's insurance policies. The Company does not expect the resolution of these matters to have a material adverse effect on consolidated financial position or liquidity.

Other - The Company expects to generate sufficient future taxable income from operations to fully utilize deferred tax assets, net of valuation allowance, including the ITC carryforward. However, if needed, the Company could implement tax-planning strategies to accelerate approximately $300 million of taxable income, prior to expiration of the carryforward.

See Notes 3 and 5 of the Notes to Consolidated Financial Statements for a discussion of other regulatory proceedings and gas imbalances.

On March 1, 1994, Trunkline filed a general rate increase in accordance with terms of a rate case settlement in 1993. FERC accepted and suspended this rate filing to become effective September 1, 1994, subject to refund, and set the rate case for hearing to begin in June 1995.

Other operating cash requirements for the next 12 months are expected to include rate refunds. These and any other operating requirements are expected to be funded by cash from operations, debt issuances and/or available credit facilities. The Company continues to make periodic sales of trade receivables, with limited recourse.

Investing Cash Flow

                                                Six Months Ended
                                                    June 30
                                                     -----------------------
Millions                                         1994         1993
- - --------                                        ------        -----
Net Cash Flows Used in Investing Activities     $182.3        $55.5
                                                ------        -----

Capital Expenditures - Capital expenditures totaled $197.5 million in the first six months of 1994, compared with $107.7 million for the same period in 1993. Capital expenditures for 1994 are expected to approximate $525 million and be funded by cash from operations, debt issuances and/or available credit facilities. These capital expenditures include significant amounts for TETCO and Algonquin customer-supported market expansion projects.

Capital expenditures for 1994 also reflect completion by the Company on June 1, 1994 of the purchase of certain intrastate natural gas pipeline, storage and processing facilities in Texas for more than $100 million. Additional related purchases are expected to be completed during the next 12 months. These transactions will enable the Company to provide expanded services for natural gas producers and other customers in the Gulf Coast region.

Liberty Pipeline Company (Liberty), in which a TETCO subsidiary owns a 30% interest, has postponed indefinitely the proposed $162 million Liberty pipeline as a result of two customers withdrawing from the project. TETCO's planned expansion to deliver natural gas to Liberty also has been postponed pending redefinition of the project. No material amounts for the Liberty pipeline have been expended by the Company to date.

The Company continues to study the potential impact of the Clean Air Act Amendments of 1990 (the Amendments) and the related federal and state regulations on the Company. While many of the regulations have not yet been finalized, the Company currently estimates that capital expenditures ranging from $60 million to $80 million may be necessary to comply with the requirements of the Amendments and the regulations. The Company's estimated 1994 capital expenditures include approximately $15 million related to these requirements. Management believes any expenditures necessary will be eligible for recovery in rates.

Financing Cash Flow

                                                 Six Months Ended
                                                     June 30
                                                     -----------------------
Millions                                         1994         1993
- - --------                                        ------       ------
Net Cash Flows Used in Financing Activities     $103.5       $242.1
                                                ------       ------

Cash flows used in financing activities decreased $138.6 million comparing the first half of 1994 to the same period of 1993. During the six months ended June 30, 1993, significant debt retirements were made, including early redemptions of long-term debt and retirement of amounts outstanding under the revolving credit agreements. These debt payments were partially offset by proceeds from a 10-million-share common stock offering during the 1993 period.

Debt and Credit Facilities - TETCO and PEPL have variable-rate, revolving credit agreements that permit these subsidiaries to borrow up to $700 million on a combined basis, utilizing revolving credit borrowings and letter of credit facilities. At June 30, 1994, there were no amounts outstanding under these agreements.

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

RESULTS OF OPERATIONS

Consolidated net income for the six months ended June 30, 1994 was $107.7 million, or $0.90 per share on 120.3 million average common shares outstanding, compared with $103.9 million, or $0.94 per share on 110.4 million average common shares outstanding, for the same period in 1993.

Operating Income Analysis

While gas transmission operations are seasonal, with the highest throughput occurring during the first and fourth quarters, the historical seasonal variances in financial results began to diminish in the second quarter of 1993 as a result of the SFV rate design required by Order 636 and the termination of seasonal rates by PEPL.

Consolidated operating income decreased $21.4 million, or 7%, in the first six months of 1994 compared with the same period in 1993. These results primarily reflect the pipelines' rate designs mandated by FERC Order 636, which more evenly distribute earnings throughout the year and significantly reduce the earnings benefit from interruptible transportation revenues. Reduced margins on natural gas liquids sales by Centana also contributed to the decrease in consolidated operating income.

Total natural gas volumes were up 8% comparing these same periods, due to an exceptionally cold winter in the market areas in the first quarter of 1994 and incremental services initiated by TETCO and Algonquin subsequent to the 1993 second quarter. With implementation of the SFV rate design, which assigns return on equity, related taxes and other fixed costs to the demand component of rates, earnings fluctuations related to throughput volumes have been minimized.

              Consolidated Operating Income by Business Group

                                         Six Months Ended June 30
                                        ---------------------------
     Millions                              1994     1993   % Change
     --------                             ------   ------  --------
     Gas Transmission
        TETCO                             $124.2   $147.4    (16)
        Algonquin                           37.9     30.0     26
        PEPL                                75.7     70.7      7
        Trunkline                           25.9     30.8    (16)
        Other                                2.7      3.0    (10)
                                          ------   ------   ----
        Total                              266.4    281.9     (5)
     Market and Supply Services              8.9     16.3    (45)
     LNG Project                             1.3     (0.1)    -
     Parent, Other and Eliminations          3.2      3.1      3
                                          ------   ------   ----
     Consolidated Operating Income        $279.8   $301.2     (7)
                                          ======   ======   ====


                        Natural Gas Pipeline Volumes

                                           Six Months Ended June 30
                                          -------------------------
     Billion cubic feet (Bcf)               1994   1993(A) % Change
     ------------------------              ------  ------- --------
     Market-area Transports
        TETCO                                567      458      24
        Algonquin                            145      130      12
        PEPL                                 324      285      14
        Trunkline                            243      198      23
        Eliminations                         (46)     (66)    (30)
                                           -----    -----    ----
                                           1,233    1,005      23
                                           -----    -----    ----

     Sales
        TETCO                                 -        33    (100)
        Algonquin                             -         2    (100)
        PEPL                                  -        22    (100)
        Trunkline                             -(B)     50    (100)
                                           -----    -----    ----
                                              -       107    (100)
                                           -----    -----    ----
     Total Market Area                     1,233    1,112      11
                                           -----    -----    ----

     Supply-area Transports
        TETCO                                 68       56      21
        PEPL                                  21       31     (32)
        Trunkline                             57       75     (24)
        Eliminations                          -        (1)   (100)
                                           -----    -----    ----
                                             146      161      (9)
                                           -----    -----    ----

     Total Volumes                         1,379    1,273       8
                                           =====    =====    ====
     ----------
     (A)   Certain volumes for the prior period have been restated to conform to the current reporting presentation.

     (B) Excludes 58 Bcf which was both sold and transported, and is included in transportation throughput.


TETCO - Operating income for TETCO decreased $23.2 million comparing the first six months of 1994 with the same period in 1993 primarily due to reduced interruptible transportation revenues. Net sales revenue decreased
$129.6 million, reflecting the elimination of TETCO's traditional merchant function effective June 1, 1993. Transportation revenue increased
$117 million, or 50%, as volumes increased 24%, reflecting the SFV rate design and the conversion of sales contracts to firm transportation. Other revenues decreased primarily from the conversion of a portion of storage revenues to transportation revenues following the unbundling of services pursuant to Order 636.

Algonquin - Algonquin's operating income remained fairly constant in the first six months of 1994 compared with the same period in 1993, excluding an $8 million benefit recorded in the second quarter of 1994 for the settlement of certain rate cases. Transportation revenue increased $18.1 million, partially offsetting declines in net sales and storage revenues. The decreases in net sales and storage revenues reflect the elimination of Algonquin's traditional merchant function and the conversion of storage revenues to transportation revenues upon implementation of Order 636.

PEPL - This pipeline's operating income increased $5 million comparing the first six months of 1994 and 1993. PEPL's operating income benefited in the second quarter of 1994 from increased firm transportation contracts and reduced expenses. This improvement offset the first quarter decrease that resulted from the elimination of seasonal rates that were in effect prior to PEPL's implementation of Order 636 on May 1, 1993. Increased revenues from unbundled transportation and storage services partially offset reduced net sales revenues resulting from the elimination of PEPL's merchant function. Operating expenses decreased as a result of lower expenses related to sales volumes, as well as the release in 1994 of $10.6 million in provisions established for gas supply matters that have been resolved.

Trunkline - Operating income for Trunkline decreased $4.9 million comparing the first six months of 1994 with the same period in 1993. Net sales revenue continued to decrease while transportation revenue increased as a result of unbundled rates. Sales revenue also declined as a result of a $15.5 million rate case benefit recorded in the second quarter of 1993. Trunkline's unbundled sales service will end in late 1994. Operating expenses decreased primarily as a result of a $13 million charge recorded in the second quarter of 1993 related to the estimated cost of gas purchase contracts.

Other Operating Income - Operating income for Market and Supply Services decreased $7.4 million comparing the first six months of 1994 and 1993. This decrease is primarily attributable to the lower sales prices of natural gas liquids in 1994, partially offset by revenues from new services provided by 1 Source Corporation.

Other Income and Deductions - Other income and deductions decreased
$3.9 million for the first six months of 1994 compared with the same period in 1993. This decrease primarily reflects interest income earned in 1993 on the LNG project settlement receivables prior to the sale of these receivables in the second and third quarters of 1993. Equity in earnings from investments in affiliates increased as a result of improvements, primarily by National Methanol Company, partially offset by a decrease resulting from the sale of a portion of the Company's interest in Northern Border Partners, L.P. in late 1993.

Interest Expense - Interest expense in the first six months of 1994 decreased $36.4 million, or 25%, compared to the same period in 1993. This reduction reflects reduced average debt balances outstanding during the first six months of 1994 compared with the same period in 1993, primarily resulting from the Company's early retirement of four issues of relatively high-interest debt in the last nine months of 1993. Also contributing to the decrease was interest in 1993 on refunds of production-related costs.


                       PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

See Notes 3, 6, 8 and 9 of the Notes to Consolidated Financial Statements in
Part I of this Report which are incorporated herein by reference.  See also
Item 3 of PEC's Annual Report on Form 10-K for the year ended December 31,
1993.

Item 4.  Submission of Matters to a Vote of Security Holders

The 1994 Annual Meeting of Stockholders of PEC was held on April 27, 1994. There were two matters submitted to a vote of stockholders. The first was the election of four directors for three-year terms expiring at the 1997 Annual Meeting. As a result of voting by stockholders present in person or by proxy, 103,414,592 shares of common stock were cast in favor of Paul M. Anderson and 1,568,599 shares were withheld. With respect to William T. Esrey, 103,414,587 shares were cast in favor, and 1,568,605 were withheld. Ann Maynard Gray received 103,335,584 shares in favor and 1,647,608 were withheld. George L. Mazanec received 103,418,107 shares in favor, with 1,565,085 shares withheld.

The second matter was a vote on approval of the Panhandle Eastern Corporation 1994 Long Term Incentive Plan. Stockholders present in person or by proxy voted 84,833,411 shares in favor thereof and 18,913,458 against. There were 1,237,473 shares abstaining.

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



Date:  August 12, 1994