Form 10-Q
period 1994-09-30
PANHANDLE EASTERN CORP /DE/
filed 1994-11-14
CIK 351696

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

                 For the Quarter Ended September 30, 1994
                        Commission File No. 1-8157

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

                           Yes:  X      No:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Class                     Outstanding at October 31, 1994
      --------------------------          -------------------------------
      Common Stock, $1 par value


===========================================================================

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements - Unaudited
                Panhandle Eastern Corporation and Subsidiaries
                       CONSOLIDATED STATEMENT OF INCOME

                                                       Periods Ended September 30
                                        Three Months       Nine Months
                                      ----------------          -------------------
Millions, except per share amounts     1994      1993    1994      1993
- ----------------------------------    ------    ------ --------  --------
Operating Revenues
 Transportation of natural gas$314.3  $283.2  $  950.5 $  728.7
 Sales of natural gas and liquids      215.2     247.0    689.0   1,059.3
 Natural gas storage and other  49.8    37.5     165.1    137.9
                              ------ -------  -------- --------
   Total (Note 4)              579.3   567.7   1,804.6            1,925.9
                              ------ -------  -------- --------

Costs and Expenses
 Gas purchased                 189.5   216.8     615.7    718.2
 Operating and maintenance     130.5   113.0     379.7    401.7
 General and administrative     57.7    54.7     173.1    167.6
 Depreciation and amortization  51.8    57.1     167.3    169.6
 Miscellaneous taxes            20.9    20.1      60.1     61.6
                              ------  ------  -------- --------
   Total                       450.4   461.7   1,395.9  1,518.7
                              ------  ------  -------- --------

Operating Income               128.9   106.0     408.7    407.2
                              ------  ------  -------- --------
Other Income and Deductions
 Equity in earnings of
  unconsolidated affiliates     11.8     5.1      24.2     14.2
 Other income, net of deductions(2.8)    4.8      (0.9)    13.9
                              ------  ------  -------- --------
   Total                         9.0     9.9      23.3     28.1
                              ------  ------  -------- --------
Gross Income                   137.9   115.9     432.0    435.3

Interest Expense                56.0    65.6     166.7    212.7
                              ------  ------  -------- --------
Income before Income Tax        81.9    50.3     265.3    222.6

Income Tax                      32.4    24.7     108.1     93.1
                              ------  ------  -------- --------
NET INCOME                    $ 49.5  $ 25.6  $  157.2 $  129.5
                              ======  ======  ======== ========
Average Common Shares Outstanding      120.7     119.3              120.4     113.4
                              ======  ======  ======== ========
Earnings per Common Share     $ 0.41  $ 0.21  $   1.31 $   1.14
                              ======  ======  ======== ========
Dividends per Common Share    $ 0.21  $ 0.20  $   0.63 $   0.60
                              ======  ======  ======== ========

          See accompanying notes to consolidated financial statements

                Panhandle Eastern Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS

                                              September 30,        December 31,
Millions                                    1994                       1993
- --------                                   -------------        ------------
Current Assets
 Cash and cash equivalents             $    53.2     $    18.4
 Accounts and notes receivable             200.3         294.2
 Materials and supplies                    113.7         114.0
 Other (Notes 4, 6 and 9)                  296.3         328.5
                                       ---------     ---------

   Total                                   663.5         755.1
                                       ---------     ---------

Investments
 Affiliates                                146.7         129.2
 Other                                      75.5          90.2
                                       ---------     ---------

   Total                                   222.2         219.4
                                       ---------     ---------

Plant, Property and Equipment
 Original cost                           7,355.6       7,076.2
 Accumulated depreciation and amortization            (2,859.3) (2,732.9)
                                       ---------     ---------

   Net plant, property and equipment     4,496.3       4,343.3
                                       ---------     ---------

Deferred Charges
 Goodwill, net (Note 5)                    317.8         520.5
 Prepaid pension                           235.5         222.8
 Other (Notes 4 and 9)                     841.5         866.2
                                       ---------     ---------

   Total                                 1,394.8       1,609.5
                                       ---------     ---------


TOTAL ASSETS                           $ 6,776.8     $ 6,927.3
                                       =========     =========

          See accompanying notes to consolidated financial statements

                Panhandle Eastern Corporation and Subsidiaries
                         CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                              September 30,        December 31,
Millions                                    1994                       1993
- --------                                   -------------           ------------
Current Liabilities
 Long-term debt due within one year     $  125.0      $   62.5
 Notes payable                               -            18.4
 Rate refund provisions (Note 4)           194.5          67.8
 Accounts payable                           80.6          67.2
 Accrued interest                           57.9          60.6
 Taxes payable                              57.3          70.9
 Other (Notes 4, 6 and 9)                  458.2         564.4
                                        --------      --------

   Total                                   973.5         911.8
                                        --------      --------

Deferred Liabilities and Credits
 Deferred income tax (Note 5)            1,168.9       1,308.6
 Deferred revenue - liquefied
   natural gas project                      71.8          78.1
 Other (Notes 4 and 9)                     872.6       1,040.7
                                        --------      --------

   Total                                 2,113.3       2,427.4
                                        --------      --------

Long-term Debt                           1,926.0       1,922.5
                                        --------      --------

Commitments and Contingent Liabilities
 (Notes 4, 5, 7, 9 and 10)

Common Stockholders' Equity
 Common stock, 120.7 million (1994) and
   120 million (1993) shares issued and
   outstanding, $1 par value per share     120.7         120.0
 Paid-in capital                         2,056.8       2,040.4
 Retained earnings (deficit)              (413.5)       (494.8)
                                        --------      --------

   Total (Note 8)                        1,764.0       1,665.6
                                        --------      --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $6,776.8  $6,927.3
                                        ========      ========

          See accompanying notes to consolidated financial statements

                Panhandle Eastern Corporation and Subsidiaries
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Nine Months Ended
                                                       September 30
                                                       --------------------
Millions                                       1994     1993
- --------                                      -------           --------
Operating Activities
 Net income                                  $ 157.2   $ 129.5
 Adjustments to reconcile net income to operating
   cash flows:
      Depreciation and amortization            167.3     169.6
      Deferred income tax expense               59.2      29.3
      LNG project settlement                     0.4     193.8
      Net pension benefit                      (15.0)    (11.1)
      Other non-cash items in net income       (40.1)     (5.1)
      Net change in other operating assets
        and liabilities                         90.3      88.8
                                             -------   -------
 Net Cash Flows Provided by Operating Activities         419.3     594.8
                                             -------   -------
Investing Activities
 Additions to plant, property and equipment   (329.7)   (207.3)
 Net investment proceeds (purchases)            (1.8)     21.4
 Property sales, retirements and other         (23.7)     49.1
                                             -------   -------
 Net Cash Flows Used in Investing Activities  (355.2)   (136.8)
                                             -------   -------

Financing Activities
 Retirement of debt                            (50.0)   (864.3)
 Issuance of debt                               99.9     253.8
 Net increase (decrease) in notes payable      (18.4)     30.3
 Common stock issuance                          15.9     225.9
 Dividends paid                                (75.9)    (67.4)
 Other                                          (0.8)     (8.8)
                                             -------   -------
 Net Cash Flows Used in Financing Activities   (29.3)   (430.5)
                                             -------   -------

Net Change in Cash
 Increase in cash and cash equivalents          34.8      27.5
 Cash and cash equivalents, beginning of period 18.4       3.0
                                             -------   -------

 Cash and Cash Equivalents, End of Period    $  53.2   $  30.5
                                             =======   =======
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)    $         $ 196.3
 Cash paid for income tax                                 29.6

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

 3. Merger Agreement with Associated Natural Gas Corporation (ANGC)

    On October 9, 1994, PEC, a wholly-owned subsidiary of PEC and ANGC entered into an agreement to merge on a tax-free, stock-for-stock basis. ANGC is a holding company whose subsidiaries purchase, gather, process, transport and market natural gas, natural gas liquids (NGLs) and crude oil. Pursuant to the proposed merger, each share of ANGC common stock outstanding immediately prior to the effective date of the merger will be converted into the right to receive between 1.5725 and 1.8750 shares of PEC common stock. The exact exchange ratio within this range will be determined based on the average PEC stock closing prices in a specified 15-day period.

    Completion of the merger is expected by year-end, subject to certain conditions, including approval by various regulatory agencies and the stockholders of PEC and ANGC. The merger is expected to be accounted for under the pooling of interests method of accounting for a business combination and ANGC will become a wholly-owned PEC subsidiary. Nonrecurring expenses incurred as a direct result of the merger are expected to total approximately $10 million and will be included in the Company's and ANGC's results of operations, as appropriate, in the periods incurred.

    The table below sets forth unaudited proforma operating revenues, net income and earnings per common share for the three and nine months ended September 30, 1994 and 1993 assuming the merger occurred as of January 1, 1993 and assuming an exchange ratio of 1.7105 (the ratio resulting from an average daily price of PEC common stock of $22.80, which is the midpoint of the price range of $20.80 and $24.80 for PEC common stock used to determine the maximum and minimum exchange ratios, respectively). ANGC's consolidated financial statements are based on a fiscal year end of September 30, as compared to PEC's fiscal year end of December 31. As a result, the following proforma information combines the Company's consolidated results of operations for the three and nine months ended September 30, 1994 and 1993 with ANGC's consolidated results of operations for the three and nine months ended June 30, 1994 and 1993. This unaudited proforma financial information is not necessarily indicative of the results of operations that would have occurred had the merger occurred as of January 1, 1993, nor is it necessarily indicative of future operating results of the combined companies.

                                  Periods Ended September 30
                                Three Months     Nine Months
                              ---------------         ------------------
    Millions, except
    per share amounts          1994    1993    1994     1993
    -----------------         ------  ------ -------- --------
       Operating revenues
         PEC                  $314.3  $283.2 $  950.5 $  728.7
         ANGC                  545.0          1,612.1  1,316.4
                              ------  ------ -------- --------
           Proforma operating
             revenues         $859.3  $      $2,562.6 $2,045.1
                              ======  ====== ======== ========

       Net income
         PEC                  $ 49.5  $ 25.6 $  157.2 $  129.5
         ANGC                    1.6     4.7     14.8     18.7
                              ------  ------ -------- --------
           Proforma net income        $ 51.1 $ 30.3   $  172.0  $  148.2
                              ======  ====== ======== ========

       Proforma earnings per
         common share         $ 0.35  $ 0.21 $   1.18 $   1.07
                              ======  ====== ======== ========

 4. Natural Gas Revenues and Regulatory Matters

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

    At September 30, 1994 and December 31, 1993, the Company's pipelines had recorded approximately $40 million and $310 million (1994), and $25 million and $365 million (1993) of current and long-term regulatory assets, respectively, representing transition costs incurred or estimated to be incurred that will be recovered from customers. TETCO's settlement provides for the recovery of transition costs through volumetric and reservation charges through the year 2002. PEPL's and Trunkline's transition cost recoveries, which are subject to certain challenges that are pending further FERC action, will occur over the next three years.

    At September 30, 1994 and December 31, 1993, the Company had recorded estimated current and long-term liabilities related to Order 636 transition costs of approximately $130 million and $135 million (1994), and $100 million and $290 million (1993), respectively. In addition, the Company had recorded current liabilities of approximately
    $85 million and $60 million at September 30, 1994 and December 31, 1993, respectively, for estimated refunds pursuant to certain provisions of TETCO's settlement.

    The Company believes the exposure associated with gas purchase contract commitments and the significant reduction of the Company's pipeline merchant services will be substantially mitigated by transition cost recoveries pursuant to TETCO's settlement, Order 636 and other mechanisms, including assignments of certain gas purchase contracts to third parties. As a result, the Company believes that transition cost issues related to Order 636 will not have a material adverse effect on future consolidated results of operations or financial position.

    Take-or-Pay

    In the past, during the normal course of business, the Company's pipelines entered into certain gas purchase contracts containing take-or-pay provisions, which may expose the Company to financial risk.
    Based on market and regulatory conditions, including Order 636 provisions that provide for the recovery of prudently incurred transition costs, the Company believes such risk was not material to the Company's consolidated results of operations or financial position as of September 30, 1994.

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

    Jurisdictional Transportation and Sales Rates

    PEPL - On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases incorporating the SFV rate design. Hearings in these rate proceedings were completed in the first half of 1994, and a favorable initial decision by the FERC Administrative Law Judge (ALJ) was received in the earlier rate case on August 4, 1994. An initial ALJ decision in the other proceeding is expected later in 1994.

    Effective April 1, 1989, PEPL placed into effect, subject to refund, sales and transportation rates reflecting a redesign of rates, including seasonal rate structures. PEPL and others are appealing various FERC orders related to these rates. On September 26, 1994, PEPL and certain other parties filed a settlement agreement with FERC. If adopted by FERC and other parties to the proceeding, this settlement would resolve refund matters and terminate other actions for the period these rates were effective.

    Trunkline - On September 1, 1994, Trunkline placed into effect, subject to refund, a general rate increase in accordance with terms of a rate case settlement in 1993. FERC has set the rate case for hearing to begin in June 1995.

    Other - The Company's pipelines, pursuant to FERC requirements, requested FERC approval to record the impact of adopting Accounting Standard No. 109, "Accounting for Income Taxes," including the recognition of a portion of the impact as an increase to stockholders' equity. FERC has denied approval of certain of these requests, pending rate case review, and the Company's pipelines, where approval has been denied, have filed for rehearing. The Company believes the ultimate resolution of this matter will not have a material adverse effect on consolidated financial position.

 5. Income Tax

    The Company's investment tax credit carryforward of $72.1 million at December 31, 1993 will begin to expire in 1996 and will be extinguished in 2002 if not utilized sooner. The alternative minimum tax credit carryforward of $57.3 million at December 31, 1993 can be carried forward indefinitely.

    In 1990, the Internal Revenue Service (IRS) issued regulations which disallow for tax purposes losses incurred in the Company's 1989 sales of certain Texas Eastern Corporation (TEC) assets. During the third quarter of 1994, the Company resolved this matter, and as a result, reduced deferred income tax liabilities and goodwill by approximately $200 million.

 6. Gas Imbalances

    The consolidated balance sheet includes in-kind balances as a result of differences in gas volumes received and delivered. At September 30, 1994 and December 31, 1993, other current assets and other current liabilities included $10.4 million and $11 million (1994), and $64.8 million and $67.9 million (1993), respectively, for these imbalances.

 7. Other Contingencies

    TEPPCO Partners, L.P. - TEPPCO Partners, L.P. is a master limited partnership (MLP) that owns and operates a petroleum products pipeline. The Company has a 10.45% ownership interest in the MLP. Prior to April 1, 1994, 8.45% of the Company's ownership interest was nonparticipating in allocations of income and cash distributions. To support the MLP's ability to make the minimum quarterly distributions on all MLP units, PEC has agreed, under certain circumstances and subject to certain limitations, to contribute cash to the MLP in return for additional limited partner interests (APIs). Subject to certain exceptions, the support period will extend through December 31, 1994. PEC's obligation to purchase APIs is limited to an aggregate of $50 million (maximum outstanding at any time) during this support period. No API purchases have been required since inception through the date of this report. Furthermore, a subsidiary partnership of the MLP has $356.5 million in First Mortgage Notes outstanding with recourse to the general partner, a subsidiary of TEC. These notes have annual principal payments due through 2010.

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

 8. Stockholders' Equity

    Under the most restrictive covenants contained in the Company's debt agreements, $721.4 million of PEC's common stockholders' equity was available for the payment of dividends at September 30, 1994.

 9. Environmental Matters

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

    At September 30, 1994 and December 31, 1993, TETCO had recorded current and long-term liabilities of $58.6 million and $306.5 million (1994), and $93 million and $298.7 million (1993), respectively, for remaining estimated cleanup costs. These cost estimates represent gross cleanup costs expected to be incurred by TETCO, have not been reduced by customer or insurance recoveries and do not include fines, penalties or third-party claims. TETCO is recovering 57.5% of cleanup costs in rates pursuant to a stipulation and agreement approved by FERC in 1992. At September 30, 1994 and December 31, 1993, TETCO had recorded current and long-term regulatory assets of $20.4 million and $182.7 million (1994), and $31.1 million and $196.3 million (1993), respectively, representing costs to be recovered from customers.

    TETCO's litigation with its insurance carriers to recover cleanup and other costs and to enforce the carriers' duty to defend and indemnify TETCO has concluded. TETCO's petition for a writ of certiorari with the U.S. Supreme Court was denied on October 3, 1994 allowing judgment in favor of the insurance carriers to stand.

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

    The Company recorded $33 million for liabilities relating to PEPL and Trunkline existing cleanup programs and recorded regulatory assets for the same amount, representing costs to be recovered from customers. The Company does not expect the resolution of the PEPL and Trunkline environmental matters to have a material adverse effect on consolidated financial position.

10. Litigation

    In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, numerous lawsuits were filed against the Company and other defendants in the Superior Court of New Jersey, Middlesex County, on behalf of hundreds of individuals seeking unspecified compensatory damages for personal injuries and property losses, as well as punitive damages. The Court ordered a moratorium on the filing of new suits until procedures for the handling of the suits were determined. The moratorium was lifted on October 1, 1994. Previously filed suits must be re-filed in accordance with case management procedures. Requests by some plaintiffs for class action certification have been denied by the trial and appellate courts. The cases are expected to be consolidated for trial on the issue of liability. The Company has also received numerous letters from attorneys claiming to represent hundreds of additional individuals with unspecified claims against the Company. In addition, Quality Materials, Inc., the owner of the asphalt plant located at the site of the rupture, has filed suit in the U.S. District Court for the District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO has filed a counterclaim against Quality Materials, Inc.

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

11. Fair Presentation

    The information as furnished reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of September 30, 1994, results of operations for the three and nine months ended September 30, 1994 and 1993, and cash flows for the nine months ended September 30, 1994 and 1993.

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

OPERATING ENVIRONMENT AND OUTLOOK

Proposed Merger - On October 9, 1994, PEC, a wholly-owned subsidiary of PEC and ANGC entered into an agreement to merge on a tax-free, stock-for-stock basis. ANGC is a holding company whose subsidiaries purchase, gather, process, transport and market natural gas, NGLs and crude oil. Pursuant to the proposed merger, each share of ANGC common stock outstanding immediately prior to the effective date of the merger will be converted into the right to receive between 1.5725 and 1.8750 shares of PEC common stock. The exact exchange ratio within this range will be determined based on the average PEC stock closing prices in a specified 15-day period.

Completion of the merger is expected by year-end, subject to certain conditions, including approval by various regulatory agencies and the stockholders of PEC and ANGC. The merger is expected to be accounted for under pooling of interests method of accounting for a business combination and ANGC will become a wholly-owned PEC subsidiary. Nonrecurring expenses incurred as a direct result of the merger are expected to total approximately $10 million and will be included in the Company's and ANGC's results of operations, as appropriate, in the periods incurred.

The merger will make the Company the third-largest independent natural gas marketing company, fourth-largest gas gathering company and one of the top 15 NGL producers in the nation.

Post-Order 636 - As discussed in Note 4 of the Notes to Consolidated Financial Statements, all four of the Company's interstate pipelines implemented restructured services in the second and third quarters of 1993 pursuant to FERC Order 636. On August 1, 1994, TETCO implemented a FERC-approved comprehensive settlement that resolves issues related primarily to Order 636 transition costs and a number of other issues related to services prior to Order 636. This settlement and other Order 636 transition issues are further discussed under "Operating Cash Flow."

As a result of the SFV rate design required by Order 636 and the elimination by PEPL of seasonal rates, historical seasonal variations in revenues and receivables have diminished. Generally, the Company's pipeline earnings have become more evenly distributed throughout the year.

Transportation and storage services form the core of the Company's pipeline business in the Order 636 environment. Upon implementation of Order 636, operating revenues and gas purchase costs decreased primarily as a result of the elimination of natural gas sales by TETCO, Algonquin and PEPL in 1993, while operating income generated by firm transportation and storage services
increased.   Trunkline's unbundled sales service continued through October 31,
1994. Earnings from interruptible transportation revenues have been significantly reduced as a result of Order 636 rate design changes and capacity release mechanisms that allow firm customers to sell unused customer capacity. The Company's pipelines continue to offer selective discounting to utilize available capacity.

The Company expects to benefit from the environment created by the regulatory changes of Order 636 by developing innovative services for customers and also plans to continue expanding the natural gas pipeline network via major capital projects. The Company's four interstate pipelines and the Market and Supply Services group, which includes 1 Source Corporation and Centana Energy Corporation, are involved in responding to new markets created, in part, by Order 636, and to increased demand for natural gas as both a sound economic and environmental solution to the nation's energy needs. The proposed merger with ANGC would significantly expand the activities of the Market and Supply Services group. See further discussion of capital expenditures in "Investing Cash Flow."

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL POSITION

Operating Cash Flow

                                               Nine Months Ended
                                               September 30
                                               -------------------
Millions                                              1994    1993
- --------                                             ------  ------
Net Cash Flows Provided by
  Operating Activities                   $419.3    $594.8
                                         ------    ------

Historical Analysis - Operating cash flows decreased $175.5 million comparing the nine-month period in 1994 to the same period in 1993. This decrease between the periods reflects the sale of $173.5 million of LNG project settlement receivables in 1993 and lower operating cash activity caused by the elimination of interstate pipeline sales services. These decreases were partially offset by 1994 collections of purchased gas costs incurred in prior years and lower interest costs. [UPDATE]

Order 636 Transition Costs - With implementation of Order 636 and the significant reduction in pipeline merchant services that has resulted, the Company's pipelines are incurring certain costs for the transition, primarily related to TETCO's gas purchase contract commitments. TETCO, Algonquin and PEPL no longer offer merchant sales of natural gas, thereby substantially eliminating the need for gas purchase contracts. Trunkline's gas purchase commitments primarily related to unbundled sales contracts that expired October 31, 1994. At September 30, 1994, the Company's gross commitments under gas purchase contracts that do not contain market-sensitive pricing provisions were approximately $225 million, $175 million, $90 million, $50 million and $35 million for the years 1994 through 1998, respectively, and a total of $25 million thereafter. These estimates reflect significant assumptions regarding deliverability and escalation clauses.

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

The Company believes the exposure associated with gas purchase contract commitments and the elimination of the Company's merchant services will be substantially mitigated by transition cost recovery pursuant to TETCO's settlement, Order 636 and other mechanisms, including assignments of certain gas purchase contracts to third parties. As a result, the Company believes that transition cost issues related to Order 636 will not have a material adverse effect on consolidated financial position.

Environmental Matters - The Company believes it will be able to fund the TETCO, PEPL and Trunkline PCB and other existing cleanup program costs from customer recoveries and other cash flows and, therefore, the ultimate resolution of these matters will not have a material adverse effect on consolidated financial position or liquidity. See Note 9 of the Notes to Consolidated Financial Statements. In addition, PEPL and Trunkline are evaluating the prior use of disposal areas to determine if those areas potentially contain hazardous substances. The Company is unable at this time to estimate remediation costs that will result from these evaluations. As discussed in Note 7 of the Notes to Consolidated Financial Statements, the Company is also unable at this time to estimate its share or the timing of cleanup costs related to the Fresno Sanitary Landfill, but expects that this matter will not have a material adverse effect on the Company's consolidated financial position or liquidity.

Litigation - In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, numerous lawsuits were filed against the Company and other defendants in the Superior Court of New Jersey, Middlesex County, on behalf of hundreds of individuals seeking unspecified compensatory damages for personal injuries and property losses, as well as punitive damages. The Court ordered a moratorium on the filing of new suits until procedures for the handling of the suits were determined. The moratorium was lifted on October 1, 1994. Previously filed suits must be re-filed in accordance with case management procedures.
Requests by some plaintiffs for class action certification have been denied by the trial and appellate courts. The cases are expected to be consolidated for trial on the issue of liability. The Company has also received numerous letters from attorneys claiming to represent hundreds of additional individuals with unspecified claims against the Company. In addition, Quality Materials, Inc., the owner of the asphalt plant located at the site of the rupture, has filed suit in the U.S. District Court for the District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO has filed a counterclaim against Quality Materials, Inc.

The cause of the rupture is under investigation by the National Transportation Safety Board. The Company has recorded a $5 million after-tax charge for costs related to this incident that are not recoverable under the Company's insurance policies. The Company does not expect the resolution of these matters to have a material adverse effect on consolidated financial position or liquidity.

Other - The Company expects to generate sufficient future taxable income from operations to fully utilize deferred tax assets, net of valuation allowance, including the investment tax credit carryforward. However, if needed, the Company could implement tax-planning strategies to accelerate approximately $300 million of taxable income, prior to expiration of the carryforward.

See Note 4 of the Notes to Consolidated Financial Statements for a discussion of other regulatory proceedings.

On September 1, 1994, Trunkline placed into effect, subject to refund, a general rate increase in accordance with terms of a rate case settlement in 1993. FERC set the rate case for hearing to begin in June 1995.

Other operating cash needs for the next 12 months are expected to include rate refunds. These and any other operating requirements are expected to be funded by cash from operations, debt issuances and/or available credit facilities. The Company continues to make periodic sales of trade receivables, with limited recourse.

Investing Cash Flow

                                                       Nine Months Ended
                                                       September 30
                                              --       ---------------------
Millions                                              1994      1993
- --------                                             ------    ------
Net Cash Flows Used in Investing Activities            $355.2       $136.8
                                                ------         ------

Capital Expenditures - Capital expenditures totaled $329.7 million in the first nine months of 1994, compared with $207.3 million for the same period in 1993. Capital expenditures for 1994 are expected to approximate
$500 million and are being funded by cash from operations, debt issuances and/or available credit facilities. These capital expenditures include significant amounts for TETCO and Algonquin customer-supported market expansion projects.

Capital expenditures for 1994 also reflect completion by the Company in June 1994 of the purchase of certain intrastate natural gas pipeline, storage and processing facilities in south Texas for more than $100 million. Additional related purchases are expected to be completed during the next nine months. These transactions will enable the Company to provide expanded services for natural gas producers and other customers in the Gulf Coast region.

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

The Company's 1995 capital expenditures include plans for significant market projects by the natural gas pipelines and the Market and Supply Services group. The Company's current estimate for 1995 capital expenditures is approximately $425 million. This estimates does not include the capital projects of ANGC that will be included in the Company's 1995 capital expenditures if the merger is consummated.

The Company continues to study the potential impact of the Clean Air Act Amendments of 1990 (the Amendments) and the related federal and state regulations on the Company. While many of the regulations have not yet been finalized, the Company currently estimates that capital expenditures necessary to comply with the requirements of the Amendments and the regulations will not exceed $60 million. The Company's estimated 1994 and 1995 capital expenditures include approximately $15 million and $20 million, respectively, related to these requirements. Management believes any expenditures necessary will be eligible for recovery in rates.

Tax on Asset Sales - In 1990, the IRS issued regulations which disallow for tax purposes losses incurred in the Company's 1989 sales of certain TEC assets. During the third quarter of 1994, the Company resolved this matter, and as a result, reduced deferred income tax liabilities and goodwill by approximately $200 million. Investing cash flows for the nine months ended September 30, 1994 includes the Company's $41 million payment with respect to prior year tax liabilities.

Financing Cash Flow

                                                       Nine Months Ended
                                                       September 30
                                               -        --------------------
Millions                                              1994      1993
- --------                                              -----    ------
Net Cash Flows Used in Financing Activities            $29.3        $430.5
                                                 -----         ------

Cash flows used in financing activities decreased $401.2 million comparing the first nine months of 1994 to the same period of 1993. During the nine months ended September 30, 1993, significant debt retirements were made, including early redemptions of long-term debt and retirement of amounts outstanding under the revolving credit agreements. These debt payments were partially offset by proceeds from a 10-million-share common stock offering during the 1993 period.

Debt and Credit Facilities - In August and October 1994, respectively, PEPL and TETCO each issued $100 million, 10-year Notes bearing interest at 7.875% and 8.25%, respectively. TETCO and PEPL have variable-rate, revolving credit agreements that permit these subsidiaries to borrow up to $700 million on a combined basis, utilizing revolving credit borrowings and letter of credit facilities. At September 30, 1994, there were no amounts outstanding under these agreements.

Financing Requirements - Dividends and debt repayments for the next 12 months, along with operating and investing requirements, are expected to be funded by cash from operations, debt issuances and/or available credit facilities. As of the date of this report, TETCO and PEPL have effective shelf registration statements with the Securities and Exchange Commission (SEC) for the issuance of $100 million each of unsecured debt securities. PEC filed a shelf registration statement with the SEC on November ___, 1994 for the issuance of up to $200 million in unsecured debt securities.

Pursuant to the proposed merger with ANGC discussed in "Operating
Environment," the outstanding shares of common stock of PEC will increase by approximately 24 million to 28 million shares upon effectiveness of the merger, depending upon the final exchange ratio.

RESULTS OF OPERATIONS

Consolidated net income for the nine months ended September 30, 1994 was $157.2 million, or $1.31 per share on 120.4 million average common shares outstanding, compared with $129.5 million, or $1.14 per share on 113.4 million average common shares outstanding, for the same period in 1993.

Operating Income Analysis

While gas transmission operations are seasonal, with the highest throughput occurring during the first and fourth quarters, the historical seasonal variances in financial results began to diminish in the second quarter of 1993 as a result of the SFV rate design required by Order 636 and the termination of seasonal rates by PEPL.

Consolidated operating income increased slightly in the first nine months of 1994 compared with the same period in 1993. These results include a net increase by the Natural Gas Transmission group, reflecting benefits recorded in 1994 as a result of favorable regulatory decisions and increased revenues from new firm contracts and projects, mostly offset by reduced earnings on interruptible transportation revenues. Reduced margins during early 1994 on NGLs sales by the Market and Supply Services group largely offset the net improvement by the pipelines. These margins on NGLs sales started improving late in the second quarter of 1994.

Total natural gas volumes were up 5% comparing these same periods, due to an exceptionally cold winter in the market areas in the first quarter of 1994 and incremental services initiated by TETCO and Algonquin subsequent to the 1993 third quarter. With implementation of the SFV rate design, which assigns return on equity, related taxes and other fixed costs to the demand component of rates, earnings fluctuations related to throughput volumes have been minimized.

              Consolidated Operating Income by Business Group

                                                 Nine Months Ended September 30
                                                ------------------------------
    Millions                      1994     1993    % Change
    --------                     ------   ------   --------
    Natural Gas Transmission
       TETCO                     $195.8   $211.2      (7)
       Algonquin                   50.5     42.2      20
       PEPL                       109.1     91.1      20
       Trunkline                   33.3     37.3     (11)
       Other                        4.0      4.1      (2)
                                 ------   ------    ----
       Total                      392.7    385.9       2
    Market and Supply Services     14.4     18.9     (24)
    LNG Project                    (3.1)    (1.3)   (138)
    Parent, Other and Eliminations  4.7      3.7      27
                                 ------   ------    ----
    Consolidated Operating Income$408.7   $407.2       -
                                 ======   ======    ====

                        Natural Gas Pipeline Volumes

                                                     Nine Months Ended September 30
                                                    ------------------------------
    Billion cubic feet (Bcf)      1994    1993(A)  % Change
    ------------------------     ------   -------  --------
    Market-area Transports
       TETCO                       761       668       14
       Algonquin                   198       169       17
       PEPL                        430       395        9
       Trunkline                   335       277       21
       Eliminations                (69)      (93)     (26)
                                 -----     -----      ----

                                 1,655     1,416       17
                                 -----     -----     ----

    Sales
       TETCO                        -         33     (100)
       Algonquin                    -          2     (100)
       PEPL                         -         22     (100)
       Trunkline                    -  (B)    66 (B) (100)
                                 -----     -----     ----

                                    -        123     (100)
                                 -----     -----     ----

    Total Market Area            1,655     1,539        8
                                 -----     -----     ----


    Supply-area Transports
       TETCO                       107        86       24
       PEPL                         29        37      (22)
       Trunkline                    77       119      (35)
       Eliminations                 -         (1)    (100)
                                 -----     -----     ----
                                   213       241      (12)
                                 -----     -----     ----

    Total Volumes                1,868     1,780        5
                                 =====     =====     ====
    ----------
    (A)  Certain volumes for the prior period have been restated to conform to the current reporting presentation.

    (B) Trunkline's unbundled sales volumes, which are both sold and transported, are included in transportation throughput. These volumes total 82 Bcf and 10 Bcf for the nine month periods ended
         September 30, 1994 and 1993, respectively.


TETCO - Operating income for TETCO decreased $15.4 million comparing the first nine months of 1994 with the same period in 1993 primarily due to reduced interruptible transportation revenues. Net sales revenue decreased
$129.6 million, reflecting the elimination of TETCO's traditional merchant function effective June 1, 1993. Transportation revenue increased
$123.8 million, or 31%, as transportation volumes increased 15%, reflecting the SFV rate design, the conversion of sales contracts to firm transportation and incremental projects that began service in late 1993. Other revenues decreased primarily from the conversion of a portion of storage revenues to transportation revenues following the unbundling of services pursuant to Order 636. Operating expenses for TETCO increased in the third quarter of 1994 reflecting the amortization of costs that are recovered in transportation rates.

Algonquin - Algonquin's operating income remained fairly constant in the first nine months of 1994 compared with the same period in 1993, excluding an $8 million benefit recorded in the second quarter of 1994 for the settlement of certain rate cases. Transportation revenue increased $21.1 million, offsetting declines in net sales and storage revenues. The decreases in net sales and storage revenues reflect the elimination of Algonquin's traditional merchant function and the conversion of storage revenues to transportation revenues upon implementation of Order 636.

PEPL - This pipeline's operating income increased $18 million comparing the first nine months of 1994 and 1993. PEPL's operating income benefited in the second and third quarters of 1994 from increased firm transportation contracts, $11 million related to the favorable decision in a prior-year regulatory proceeding, as well as reduced expenses. This improvement offset the first quarter decrease that resulted from the elimination of seasonal rates that were in effect prior to PEPL's implementation of Order 636 on May 1, 1993. The increased revenues from unbundled transportation and storage services partially offset reduced net sales revenues resulting from the elimination of PEPL's merchant function. Operating expenses decreased as a result of lower expenses related to sales volumes, as well as the release in the first and second quarters of 1994 of $10.6 million in provisions established for gas supply matters that have been resolved.

Trunkline - Operating income for Trunkline decreased $3.9 million comparing the first nine months of 1994 with the same period in 1993, primarily reflecting lower interruptible transportation revenues. Total transportation revenue increased and net sales revenue decreased for the periods, as a result of Order 636 unbundling. Sales revenue also declined as a result of a $15.5 million rate case benefit recorded in the second quarter of 1993. Trunkline's unbundled sales service expired on October 31, 1994. Transportation revenues in 1994 included a nonrecurring benefit of approximately $4 million that resulted from a contract settlement. Operating expenses decreased primarily as a result of a $13 million charge recorded in the second quarter of 1993 related to the estimated cost of gas purchase contracts.

Other Operating Income - Operating income for Market and Supply Services decreased $4.5 million comparing the first nine months of 1994 and 1993. This decrease is primarily attributable to lower sales prices of NGLs in 1994, partially offset by revenues from new services provided by 1 Source Corporation, as well as revenues from the assets acquired in June 1994 in south Texas.

Other Income and Deductions - Other income and deductions decreased
$4.8 million for the first nine months of 1994 compared with the same period in 1993. This decrease includes interest income earned in 1993 on the LNG project settlement receivables prior to the sale of these receivables in the second and third quarters of 1993, and miscellaneous reductions related to other assets. Partially offsetting these decreases was a net increase in equity in earnings from investments in affiliates that resulted from improvements primarily by National Methanol Company and a decrease in Northern Border resulting from the sale of a portion of the Company's interest in late 1993.

Interest Expense - Interest expense in the first nine months of 1994 decreased $46 million, or 22%, compared to the same period in 1993. This reduction reflects reduced interest and other expenses related to lower average debt balances outstanding during the first nine months of 1994 compared with the same period in 1993, primarily resulting from the Company's early retirement of four issues of relatively high-interest debt in the last nine months of 1993. Also contributing to the decrease was interest in 1993 on refunds of production-related costs.


                       PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

See Notes 4, 7, 9 and 10 of the Notes to Consolidated Financial Statements in
Part I of this Report which are incorporated herein by reference.  See also
Item 3 of PEC's Annual Report on Form 10-K for the year ended December 31,
1993.

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



Date:  November 11, 1994