Form 10-Q/A
period 1994-09-30
PANHANDLE EASTERN CORP /DE/
filed 1994-11-14
CIK 351696

PLEASE DISREGARD THE PANHANDLE EASTERN CORPORATION QUARTERLY REPORT ON
FORM 10-Q FILED ON NOVEMBER 14, 1994, WHICH IS BEING REPLACED IN ITS ENTIRETY BY THIS QUARTERLY REPORT ON FORM 10-Q/A.

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                    ----------------------------------

                         WASHINGTON, D.C.  20549
                         -----------------------

                            ------------------

                                FORM 10-Q/A

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

                           Yes:  X      No:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Class                     Outstanding at October 31, 1994
      --------------------------          -------------------------------
      Common Stock, $1 par value                    120,719,811


===========================================================================

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements - Unaudited
                Panhandle Eastern Corporation and Subsidiaries
                       CONSOLIDATED STATEMENT OF INCOME

                                                       Periods Ended September 30
                                        Three Months       Nine Months
                                      ----------------          -------------------
Millions, except per share amounts     1994      1993    1994      1993
- ----------------------------------    ------    ------ --------  --------
Operating Revenues
 Transportation of natural gas$314.3  $283.2  $  950.5 $  728.7
 Sales of natural gas and liquids      215.2     247.0    689.0   1,059.3
 Natural gas storage and other  49.8    37.5     165.1    137.9
                              ------  ------  -------- --------
   Total (Note 4)              579.3   567.7   1,804.6            1,925.9
                              ------  ------  -------- --------

Costs and Expenses
 Gas purchased                 189.5   216.8     615.7    718.2
 Operating and maintenance     130.5   113.0     379.7    401.7
 General and administrative     57.7    54.7     173.1    167.6
 Depreciation and amortization  51.8    57.1     167.3    169.6
 Miscellaneous taxes            20.9    20.1      60.1     61.6
                              ------  ------  -------- --------
   Total                       450.4   461.7   1,395.9  1,518.7
                              ------  ------  -------- --------

Operating Income               128.9   106.0     408.7    407.2
                              ------  ------  -------- --------
Other Income and Deductions
 Equity in earnings of
  unconsolidated affiliates     11.8     5.1      24.2     14.2
 Other income, net of deductions(2.8)    4.8      (0.9)    13.9
                              ------  ------  -------- --------
   Total                         9.0     9.9      23.3     28.1
                              ------  ------  -------- --------
Gross Income                   137.9   115.9     432.0    435.3

Interest Expense                56.0    65.6     166.7    212.7
                              ------  ------  -------- --------
Income before Income Tax        81.9    50.3     265.3    222.6

Income Tax                      32.4    24.7     108.1     93.1
                              ------  ------  -------- --------
NET INCOME                    $ 49.5  $ 25.6  $  157.2 $  129.5
                              ======  ======  ======== ========
Average Common Shares Outstanding      120.7     119.3              120.4     113.4
                              ======  ======  ======== ========
Earnings per Common Share     $ 0.41  $ 0.21  $   1.31 $   1.14
                              ======  ======  ======== ========
Dividends per Common Share    $ 0.21  $ 0.20  $   0.63 $   0.60
                              ======  ======  ======== ========

          See accompanying notes to consolidated financial statements

                Panhandle Eastern Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS

                                              September 30,        December 31,
Millions                                    1994                       1993
- --------                                   -------------        ------------
Current Assets
 Cash and cash equivalents             $    53.2     $    18.4
 Accounts and notes receivable             200.3         294.2
 Inventory and supplies                    113.7         114.0
 Other (Notes 4, 6 and 9)                  296.3         328.5
                                       ---------     ---------

   Total                                   663.5         755.1
                                       ---------     ---------

Investments
 Affiliates                                146.7         129.2
 Other                                      75.5          90.2
                                       ---------     ---------

   Total                                   222.2         219.4
                                       ---------     ---------

Plant, Property and Equipment
 Original cost                           7,355.6       7,076.2
 Accumulated depreciation and amortization            (2,859.3) (2,732.9)
                                       ---------     ---------

   Net plant, property and equipment     4,496.3       4,343.3
                                       ---------     ---------

Deferred Charges
 Goodwill, net (Note 5)                    317.8         520.5
 Prepaid pension                           235.5         222.8
 Other (Notes 4 and 9)                     841.5         866.2
                                       ---------     ---------

   Total                                 1,394.8       1,609.5
                                       ---------     ---------


TOTAL ASSETS                           $ 6,776.8     $ 6,927.3
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

Commitments and Contingent Liabilities
 (Notes 4, 7, 9 and 10)

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
                                        ========      ========

          See accompanying notes to consolidated financial statements

                Panhandle Eastern Corporation and Subsidiaries
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Nine Months Ended
                                                       September 30
                                                       --------------------
Millions                                       1994     1993
- --------                                      -------           --------
Operating Activities
 Net income                                  $ 157.2   $ 129.5
 Adjustments to reconcile net income to operating
   cash flows:
      Depreciation and amortization            167.3     169.6
      Deferred income tax expense               59.2      29.3
      LNG project settlement                     0.4     193.8
      Net pension benefit                      (15.0)    (11.1)
      Other non-cash items in net income       (40.1)     (5.1)
      Net change in other operating assets
        and liabilities                         90.3      88.8
                                             -------   -------
 Net Cash Flows Provided by Operating Activities         419.3     594.8
                                             -------   -------
Investing Activities
 Additions to plant, property and equipment   (329.7)   (207.3)
 Net investment decreases (increases)          (42.8)     21.4
 Property sales, retirements and other          17.3      49.1
                                             -------   -------
 Net Cash Flows Used in Investing Activities  (355.2)   (136.8)
                                             -------   -------

Financing Activities
 Retirement of debt                            (50.0)   (864.3)
 Issuance of debt                               99.9     253.8
 Net increase (decrease) in notes payable      (18.4)     30.3
 Common stock issuance                          15.9     225.9
 Dividends paid                                (75.9)    (67.4)
 Other                                          (0.8)     (8.8)
                                             -------   -------
 Net Cash Flows Used in Financing Activities   (29.3)   (430.5)
                                             -------   -------

Net Change in Cash
 Increase in cash and cash equivalents          34.8      27.5
 Cash and cash equivalents, beginning of period 18.4       3.0
                                             -------   -------

 Cash and Cash Equivalents, End of Period    $  53.2   $  30.5
                                             =======   =======
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)    $ 152.4   $ 196.3
 Cash paid for income tax                       45.7      29.6

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

 3. Merger Agreement with Associated Natural Gas Corporation (ANGC)

    On October 9, 1994, PEC and a special purpose subsidiary of PEC entered into an agreement with ANGC to merge on a tax-free, stock-for-stock basis. ANGC is a holding company whose subsidiaries purchase, gather, process, transport and market natural gas, natural gas liquids (NGLs) and crude oil. Pursuant to the proposed merger, each share of ANGC common stock outstanding immediately prior to the effective date of the merger will be converted into the right to receive between 1.5725 and
    1.8750 shares of PEC common stock. The exact exchange ratio within this range will be determined based on the average PEC stock closing prices in a specified 15-day period.

    Completion of the merger is expected by year-end, subject to certain conditions, including review by various regulatory agencies and approval by the stockholders of PEC and ANGC. The merger is expected to be accounted for under the pooling of interests method of accounting for a business combination and ANGC will become a wholly-owned PEC subsidiary. Nonrecurring expenses incurred as a direct result of the merger are expected to total approximately $10 million and will be included in the Company's and ANGC's results of operations, as appropriate, in the periods incurred.

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

                                  Periods Ended September 30
                               Three Months      Nine Months
                            -------------------       ------------------
    Millions, except
    per share amounts         1994     1993    1994     1993
    -----------------       -------- --------         --------  --------
       Operating revenues
         PEC                $  579.3 $  567.7         $1,804.6  $1,925.9
         ANGC                  545.0    447.6          1,612.1   1,316.4
                            -------- --------         --------  --------
           Proforma operating
             revenues       $1,124.3 $1,015.3         $3,416.7  $3,242.3
                            ======== ========         ========  ========

       Net income
         PEC                $   49.5 $   25.6         $  157.2  $  129.5
         ANGC                    1.6      4.7             14.8      18.7
                            -------- --------         --------  --------
           Proforma net income       $   51.1         $   30.3  $  172.0  $  148.2
                            ======== ========         ========  ========

       Proforma earnings per
         common share       $   0.35 $   0.21         $   1.18  $   1.07
                            ======== ========         ========  ========

 4. Natural Gas Revenues and Regulatory Matters

    When rate cases are pending final FERC approval, a portion of revenues collected by each natural gas pipeline is subject to possible refunds. The Company has established adequate reserves where required for such cases. The following is a summary of pending rate cases before FERC and certain regulatory matters.

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

    Effective April 1, 1989, PEPL placed into effect, subject to refund, sales and transportation rates reflecting a redesign of rates, including seasonal rate structures. PEPL and others are appealing various FERC orders related to these rates. On September 26, 1994, PEPL and certain other parties filed a settlement agreement with FERC. If approved by FERC, this settlement would resolve refund matters and terminate other actions for the period these rates were effective for the settling parties.

    Trunkline - On September 1, 1994, Trunkline placed into effect, subject to refund, a general rate increase as a result of a filing made in accordance with terms of a rate case settlement in 1993. FERC has set the rate case for hearing to begin in July 1995.

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

    In 1990, the Internal Revenue Service (IRS) issued regulations which disallow for tax purposes losses incurred in the Company's 1989 sales of certain assets that were acquired in the purchase of Texas Eastern Corporation (TEC). During the third quarter of 1994, upon completion of the IRS field examination, the Company reduced the related deferred income tax liabilities and goodwill by approximately $200 million.

 6. Gas Imbalances

    The consolidated balance sheet includes in-kind balances as a result of differences in gas volumes received and delivered. At September 30, 1994 and December 31, 1993, other current assets and other current liabilities included $10.4 million and $11 million (1994), and $64.8 million and $67.9 million (1993), respectively, for these imbalances.

 7. Other Contingencies

    TEPPCO Partners, L.P. - TEPPCO Partners, L.P. is a master limited partnership (MLP) that owns and operates a petroleum products pipeline. The Company has a 10.45% ownership interest in the MLP. Prior to April 1, 1994, 8.45% of the Company's ownership interest was nonparticipating in allocations of income and cash distributions. To support the MLP's ability to make the minimum quarterly distributions on all MLP units, PEC has agreed, under certain circumstances and subject to certain limitations, to contribute cash to the MLP in return for additional limited partner interests (APIs). Subject to certain exceptions, the support period will extend through December 31, 1994. PEC's obligation to purchase APIs is limited to an aggregate of $50 million (maximum outstanding at any time) during this support period. No API purchases have been required since inception through the date of this report. Furthermore, a subsidiary partnership of the MLP has $356.5 million in First Mortgage Notes outstanding with recourse to the general partner, a subsidiary of PEC. These notes have annual principal payments due through 2010.

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

 9. Environmental Matters

    TETCO - TETCO is currently conducting a PCB (polychlorinated biphenyl) characterization and cleanup program at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The program includes on- and off-site characterization, installation of on-site source control equipment and groundwater monitoring wells, and on-site cleanup work. TETCO expects to complete the program at up to 89 sites in as many as 14 states over an approximate 10-year period that began in 1990. TETCO also has ongoing cleanup and remediation programs in Pennsylvania and New Jersey, implemented pursuant to settlement agreements with those states. In 1991, TETCO entered into an Interim Agreed Order with the state of Kentucky concerning characterization of TETCO's three compressor station sites in that state and TETCO has substantially completed work under the Interim Agreed Order. The Company is negotiating an Agreed Order with the state of Kentucky for remediation of those sites and is currently remediating one of those sites. The state of Kentucky is currently considering the imposition of a fine. The Company previously established a reserve for potential fines and penalties. Site assessment and characterization activities, under a consent order with the state of Mississippi, have been substantially completed. The cleanup programs are not expected to interrupt or diminish TETCO's operational ability to deliver natural gas to customers.

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

10. Litigation

    In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, numerous lawsuits were filed against the Company and other defendants in the Superior Court of New Jersey, Middlesex County, on behalf of hundreds of individuals seeking unspecified compensatory damages for personal injuries and property losses, as well as punitive damages. The Court ordered a moratorium on the filing of new suits until procedures for the handling of the suits were determined. The moratorium was lifted on October 1, 1994. Plaintiffs are re-filing suits in accordance with case management procedures. Requests by some plaintiffs for class action certification have been denied by the trial and appellate courts. The cases are expected to be consolidated for trial on the issue of liability. The Company has also received numerous letters from attorneys claiming to represent hundreds of additional individuals with unspecified claims against the Company. In addition, Quality Materials, Inc., the owner of the asphalt plant located at the site of the rupture, has filed suit in the U.S. District Court for the District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO has filed a counterclaim against Quality Materials, Inc.

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

OPERATING ENVIRONMENT AND OUTLOOK

Proposed Merger - On October 9, 1994, PEC and a special-purpose subsidiary of PEC entered into an agreement with ANGC to merge on a tax-free, stock-for-stock basis. ANGC is a holding company whose subsidiaries purchase, gather, process, transport and market natural gas, NGLs and crude oil. Pursuant to the proposed merger, each share of ANGC common stock outstanding immediately prior to the effective date of the merger will be converted into the right to receive between 1.5725 and 1.8750 shares of PEC common stock.
The exact exchange ratio within this range will be determined based on the average PEC stock closing prices in a specified 15-day period.

Completion of the merger is expected by year-end, subject to certain conditions, including review by various regulatory agencies and approval by the stockholders of PEC and ANGC. The merger is expected to be accounted for under the pooling of interests method of accounting for a business combination and ANGC will become a wholly-owned PEC subsidiary. Nonrecurring expenses incurred as a direct result of the merger are expected to total approximately $10 million and will be included in the Company's and ANGC's results of operations, as appropriate, in the periods incurred.

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

Transportation and storage services form the core of the Company's pipeline business in the Order 636 environment. Upon implementation of Order 636, operating revenues and gas purchase costs decreased primarily as a result of the elimination of natural gas sales by TETCO, Algonquin and PEPL in 1993, while operating income generated by firm transportation and storage services
increased.   Trunkline's unbundled sales contracts expired on October 31,
1994. Earnings from interruptible transportation revenues have been significantly reduced as a result of Order 636 rate design changes and capacity release mechanisms that allow firm customers to sell unused customer capacity. The Company's pipelines continue to offer selective discounting to utilize available capacity.

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

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL POSITION

Operating Cash Flow

                                               Nine Months Ended
                                               September 30
                                               -------------------
Millions                                              1994    1993
- --------                                             ------  ------
Net Cash Flows Provided by
  Operating Activities                   $419.3    $594.8
                                         ------    ------

Historical Analysis - Operating cash flows decreased $175.5 million comparing the nine-month period in 1994 to the same period in 1993. This decrease between the periods reflects the sale of $173.5 million of LNG project settlement receivables in 1993, receipts in 1993 as a result of inventory sales and net cash outflows related to transition cost payments and collections. These decreases were partially offset by lower interest costs in 1994.

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

Environmental Matters - The Company believes it will be able to fund the TETCO, PEPL and Trunkline PCB and other existing cleanup program costs from customer recoveries and other cash flows. In addition, PEPL and Trunkline are evaluating the prior use of disposal areas to determine if those areas potentially contain hazardous substances. The Company is unable at this time to estimate remediation costs that will result from these evaluations. See
Note 9 of the Notes to Consolidated Financial Statements.  As discussed in
Note 7 of the Notes to Consolidated Financial Statements, the Company is also unable at this time to estimate its share or the timing of cleanup costs related to the Fresno Sanitary Landfill. The Company believes that resolution of these environmental matters will not have a material adverse effect on the Company's consolidated financial position or liquidity.

Litigation - In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, numerous lawsuits were filed against the Company and other defendants in the Superior Court of New Jersey, Middlesex County, on behalf of hundreds of individuals seeking unspecified compensatory damages for personal injuries and property losses, as well as punitive damages. The Court ordered a moratorium on the filing of new suits until procedures for the handling of the suits were determined. The moratorium was lifted on October 1, 1994. Plaintiffs are re-filing suits in accordance with case management procedures. Requests by some plaintiffs for class action certification have been denied by the trial and appellate courts. The cases are expected to be consolidated for trial on the issue of liability. The Company has also received numerous letters from attorneys claiming to represent hundreds of additional individuals with unspecified claims against the Company. In addition, Quality Materials, Inc., the owner of the asphalt plant located at the site of the rupture, has filed suit in the U.S. District Court for the District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO has filed a counterclaim against Quality Materials, Inc.

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

On September 1, 1994, Trunkline placed into effect, subject to refund, a general rate increase as a result of a filing made in accordance with terms of a rate case settlement in 1993. FERC set the rate case for hearing to begin in July 1995.

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

The Company's 1995 capital expenditures include plans for significant market projects by the natural gas pipelines and the Market and Supply Services group. The Company's current estimate for 1995 capital expenditures is approximately $425 million. This estimate does not include the capital projects of ANGC that will be included in the Company's 1995 capital expenditures if the merger is consummated.

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

Tax on Asset Sales - In 1990, the IRS issued regulations which disallow for tax purposes losses incurred in the Company's 1989 sales of certain TEC assets. During the third quarter of 1994, upon completion of the IRS field examination, the Company reduced the related deferred income tax liabilities and goodwill by approximately $200 million. Investing cash flows for the nine months ended September 30, 1994 includes the Company's $41 million payment with respect to prior year tax liabilities.

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

Financing Requirements - Dividends and debt repayments for the next 12 months, along with operating and investing requirements, are expected to be funded by cash from operations, debt issuances and/or available credit facilities. As of the date of this report, TETCO and PEPL have effective shelf registration statements with the Securities and Exchange Commission (SEC) for the issuance of $100 million each of unsecured debt securities. PEC filed a shelf registration statement with the SEC on November 4, 1994 for the issuance of up to $200 million in unsecured debt securities.

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

Consolidated operating income increased slightly in the first nine months of 1994 compared with the same period in 1993. These results include a net increase by the Natural Gas Transmission group, reflecting benefits recorded in 1994 related to regulatory issues and increased revenues from new firm contracts and projects, mostly offset by reduced earnings on interruptible transportation revenues. Reduced margins during early 1994 on NGLs sales by the Market and Supply Services group largely offset the net improvement by the pipelines. These margins on NGLs sales started improving late in the second quarter of 1994.

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

              Consolidated Operating Income by Business Group

                                                 Nine Months Ended September 30
                                                ------------------------------
    Millions                      1994     1993    % Change
    --------                     ------   ------   --------
    Natural Gas Transmission
       TETCO                     $195.8   $211.2      (7)
       Algonquin                   50.5     42.2      20
       PEPL                       109.1     91.1      20
       Trunkline                   33.3     37.3     (11)
       Other                        4.0      4.1      (2)
                                 ------   ------    ----
       Total                      392.7    385.9       2
    Market and Supply Services     14.4     18.9     (24)
    LNG Project                    (3.1)    (1.3)   (138)
    Parent and Other                4.7      3.7      27
                                 ------   ------    ----
    Consolidated Operating Income$408.7   $407.2      -
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


TETCO - Operating income for TETCO decreased $15.4 million comparing the first nine months of 1994 with the same period in 1993 primarily due to reduced interruptible transportation revenues. Net sales revenue decreased
$129.6 million, reflecting the elimination of TETCO's traditional merchant function effective June 1, 1993. Transportation revenue increased
$123.8 million, or 31%, as transportation volumes increased 15%, reflecting the SFV rate design, the conversion of sales contracts to firm transportation and incremental projects that began service in late 1993. Operating expenses for TETCO increased in the third quarter of 1994 reflecting the amortization of costs that are recovered in transportation and storage rates.

Algonquin - Algonquin's operating income remained fairly constant in the first nine months of 1994 compared with the same period in 1993, excluding an $8 million benefit recorded in the second quarter of 1994 for the settlement of certain rate cases. Transportation revenue increased $21.1 million, offsetting declines in net sales and storage revenues. The decreases in net sales and storage revenues reflect the elimination of Algonquin's traditional merchant function and the unbundling of a component of storage revenues to transportation revenues upon implementation of Order 636.

PEPL - This pipeline's operating income increased $18 million comparing the first nine months of 1994 and 1993. PEPL's operating income benefited in the second and third quarters of 1994 from increased firm transportation contracts (including several long-term contracts), $11 million related to a partial resolution of a regulatory proceeding, as well as reduced expenses. This improvement offset the first quarter decrease that resulted from the elimination of seasonal rates that were in effect prior to PEPL's implementation of Order 636 on May 1, 1993. Increased revenues from unbundled transportation and storage services partially offset reduced net sales revenues resulting from the elimination of PEPL's merchant function. Operating expenses decreased as a result of lower expenses related to sales volumes, as well as the release in the first and second quarters of 1994 of $10.6 million in provisions established for gas supply matters that have been resolved.

Trunkline - Operating income for Trunkline decreased $4 million comparing the first nine months of 1994 with the same period in 1993, primarily reflecting lower interruptible transportation revenues. Total transportation revenue increased and net sales revenue decreased for the periods, as a result of Order 636 unbundling. Sales revenue also declined as a result of a $15.5 million rate case benefit recorded in the second quarter of 1993. Trunkline's unbundled sales contracts expired on October 31, 1994. Transportation revenues in 1994 included a nonrecurring benefit of approximately $4 million that resulted from a contract settlement. Operating expenses decreased primarily as a result of a $13 million charge recorded in the second quarter of 1993 related to the estimated cost of gas purchase contracts.

Other Operating Income - Operating income for Market and Supply Services decreased $4.5 million comparing the first nine months of 1994 and 1993. This decrease is primarily attributable to lower margins in 1994, partially offset by revenues from new services provided by 1 Source Corporation, as well as revenues from the assets acquired in June 1994 in south Texas.

Other Income and Deductions - Other income and deductions decreased
$4.8 million for the first nine months of 1994 compared with the same period in 1993. This decrease includes interest income earned in 1993 on the LNG project settlement receivables prior to the sale of these receivables in the second and third quarters of 1993. Partially offsetting the decrease was a net increase in equity in earnings from investments in affiliates that resulted from improvements primarily by National Methanol Company and a decrease in Northern Border resulting from the sale of a portion of the Company's interest in late 1993.

Interest Expense - Interest expense in the first nine months of 1994 decreased $46 million, or 22%, compared to the same period in 1993. This reduction reflects decreased interest and other expenses related to lower average debt balances outstanding during the first nine months of 1994 compared with the same period in 1993, primarily resulting from the Company's early retirement of four issues of relatively high-interest debt in the last nine months of 1993. Also contributing to the decrease was interest in 1993 on refunds of production-related costs. See discussion of 1994 debt issuances and PEC's shelf registration statement under "Financing Cash Flow".


                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes 4, 7, 9 and 10 of the Notes to Consolidated Financial Statements in
Part I of this Report, which are incorporated herein by reference.  See also
Item 3 of PEC's Annual Report on Form 10-K for the year ended December 31,
1993.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits -

   Exhibit Number         Description
        27          Financial Data Schedule

The total amount of securities of the Registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an Exhibit does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments.

(b)  Reports on Form 8-K - None

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



Date:  November 14, 1994