Form 10-K405
PANHANDLE EASTERN CORP /DE/
filed 1995-03-30
CIK 351696

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994           COMMISSION FILE NO. 1-8157

                         PANHANDLE EASTERN CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                       74-2150460
        (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                             5400 WESTHEIMER COURT
                                 P.O. BOX 1642
                           HOUSTON, TEXAS 77251-1642
         (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

                                 (713) 627-5400
                    (TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                     ON WHICH REGISTERED
------------------------------    ------------------------------------------
Common Stock, $1.00 par value     The New York Stock Exchange, Inc.
                                  The Pacific Stock Exchange Inc.
   Preferred Stock Purchase       The New York Stock Exchange, Inc.
             Rights               The Pacific Stock Exchange Inc.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       X

                            ------------------------

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the last sale price of the Registrant's Common Stock, on the Composite Tape -- New York Stock Exchange Transactions, on February 28, 1995.

                                 $3,357,050,153

                                                          NUMBER OF SHARES OUTSTANDING
              TITLE OF EACH CLASS                           AS OF FEBRUARY 28, 1995
              -------------------                         ----------------------------
         Common Stock, $1.00 par value                            149,181,970

                            ------------------------









                      DOCUMENTS INCORPORATED BY REFERENCE

 PART OF
FORM 10-K
---------
Part I      Portions of the Annual Report to Stockholders of Panhandle Eastern Corporation for the
            year ended December 31, 1994
Part II     Portions of the Annual Report to Stockholders of Panhandle Eastern Corporation for the
            year ended December 31, 1994
Part III    Portions of the Definitive Proxy Statement, dated March 13, 1995, for the Annual
            Meeting of Stockholders of Panhandle Eastern Corporation, to be held April 26, 1995
Part IV     Portions of the Annual Report to Stockholders of Panhandle Eastern Corporation for the
            year ended December 31, 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

Item 1.    Business......................................................................      1
           General.......................................................................      1
           Natural Gas Transmission Group................................................      2
           Market and Supply Services Group..............................................      6
           LNG Operations................................................................      7
           Investments...................................................................      7
           Regulation....................................................................      8
           Rates and Regulatory Proceedings..............................................      9
           Competition...................................................................      9
           Environmental Matters.........................................................     10
           General Matters...............................................................     10
Item 2.    Properties....................................................................     10
Item 3.    Legal Proceedings.............................................................     13
Item 4.    Submission of Matters to a Vote of Security Holders...........................     13
Executive Officers of Registrant.........................................................     13

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.........     14
Item 6.    Selected Financial Data.......................................................     14
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of         14
           Operations....................................................................
Item 8.    Financial Statements and Supplementary Data...................................     14
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial          14
           Disclosure....................................................................


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............................     14
Item 11.   Executive Compensation........................................................     14
Item 12.   Security Ownership of Certain Beneficial Owners and Management................     14
Item 13.   Certain Relationships and Related Transactions................................     15

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............     15
Index to Financial Statements and Schedules..............................................     20

                            ------------------------

     All gas volumes used herein are stated at 14.73 pounds per square inch, on a dry basis, at 60 degrees Fahrenheit.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Panhandle Eastern Corporation ("PEC") is a holding company whose subsidiaries are primarily engaged in the interstate transportation and storage of natural gas and in the gathering, processing, marketing and intrastate transportation of natural gas, natural gas liquids ("NGLs") and crude oil.

     Services relating to the interstate transportation and storage of natural gas are provided by the Company's natural gas transmission group. This group includes four major interstate pipeline subsidiaries of PEC -- Texas Eastern Transmission Corporation ("TETCO"), Algonquin Gas Transmission Company ("Algonquin"), Panhandle Eastern Pipe Line Company ("PEPL") and Trunkline Gas Company ("Trunkline"). Together, these subsidiaries own and operate one of the nation's largest gas transmission networks. This fully interconnected 26,000-mile system can receive natural gas from most major North American producing regions for delivery to markets throughout the Mid-Atlantic, New England and Midwest states.

     Services relating to the gathering, processing, marketing and intrastate transportation of natural gas, NGLs and crude oil are provided by the Company's market and supply services group. This group operates primarily through Associated Natural Gas Corporation ("ANGC"), Centana Energy Corporation ("Centana") and their subsidiaries. ANGC was merged with the Company in December 1994 in a transaction accounted for as a pooling of interests.

     PEC also owns subsidiaries engaged in the importation of liquefied natural gas ("LNG") from Algeria, as well as in the transportation, storage and regasification of LNG. In addition, PEC, through subsidiaries, owns interests in a partnership operating a cogeneration facility, in a joint venture that owns and operates a chemical-grade methanol plant and an MTBE (methyl tertiary butyl ether) plant in Saudi Arabia and in master limited partnerships engaged in the transportation of natural gas in interstate commerce and in the transportation and storage of petroleum products.

     Financial information concerning the Company's business segments and sources of revenues is set forth in Note 3 of Notes to Consolidated Financial Statements on page 38, and in the Consolidated Statement of Income on page 31, of the PEC 1994 Annual Report to Stockholders (the "Annual Report"), filed as
Exhibit 13, which are incorporated herein by reference. Information concerning the merger with ANGC is set forth in Note 2 of Notes to Consolidated Financial Statements on page 37 of the Annual Report, which is incorporated herein by reference.

     PEC is a Delaware corporation organized in 1981 in connection with the corporate restructuring of PEPL, which was incorporated in 1929. Executive offices of PEC are located at 5400 Westheimer Court, Houston, Texas 77056-5310, and the telephone number is (713) 627-5400. As used herein, and unless otherwise stated, "PEC" refers to Panhandle Eastern Corporation and "Company" refers to Panhandle Eastern Corporation and its subsidiaries.

  Certain Terms

     Certain terms used in the description of the Company's business are explained below.

     Federal Energy Regulatory Commission ("FERC"): The agency that regulates the transportation of natural gas in interstate commerce under the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). FERC's jurisdiction includes rate-making, construction of facilities and authorization to provide service.

     Firm Service: Transportation or storage of third-party gas, where customers pay a charge to reserve pipeline or storage capacity.

     Gathering Systems: Pipeline, processing and related facilities that access production and other sources of natural gas supplies for delivery to mainline transportation systems.

     Interruptible Service: Transportation or storage of third-party gas provided by pipelines on a capacity-available basis.

     Local Distribution Company ("LDC"): A municipal or investor-owned utility that sells or transports gas to local commercial, industrial and residential consumers.

     Merchant Service: Prior to FERC Order 636, traditional service volumes aggregated by pipelines, under purchase contracts with producers, and transported and resold to natural gas utilities and other customers at FERC-approved rates.

     Order 636: The FERC pipeline service restructuring rule that guided the industry's transition to unbundled, open-access pipeline transportation and related services, creating a more market-responsive environment.

     Reservation Charge: The amount paid by firm transportation or storage customers to reserve pipeline or storage capacity.

     Straight Fixed-Variable ("SFV"): A rate design which assigns return on equity, related taxes and other fixed costs to the reservation component of rates.

     Transition Costs: Those costs incurred as a result of the pipelines' transition to unbundled services under Order 636. The disposition of natural gas contracts tied to the former merchant function comprises the majority of such costs.

     Units of Measure:

    MMcf:       One million cubic feet
    MMcf/d:     One million cubic feet per day
    Bcf:        One billion cubic feet
    Tcf:        One trillion cubic feet

NATURAL GAS TRANSMISSION GROUP

  General

     The Company's interstate pipelines hold an approximate one-third market share within the Mid-Atlantic, New England and Midwest states. During 1994, the pipelines delivered 2.50 Tcf of natural gas, equal to approximately 12% of U.S. consumption.

     For TETCO, Algonquin, PEPL and Trunkline, 1994 was the first full year of restructured services under FERC Order 636. See "Regulation". As a result of Order 636, all traditional pipeline sales services ceased during the fourth quarter of 1994, when Trunkline's sales service contracts expired.

  Market and Supply Area Deliveries

     Market-area natural gas deliveries by the Company's interstate pipelines were 2.22 Tcf in 1994, up from the 2.09 Tcf delivered in 1993. Consolidated pipeline deliveries totaled 2.50 Tcf, compared to 2.40 Tcf in 1993.

     As used herein, "market area" with respect to each pipeline refers to those portions of the pipeline that include primarily delivery points for natural gas leaving the pipeline, and "supply area" with respect to each pipeline refers to those portions of the pipeline that include primarily receipt points for gas entering the pipeline. Market-area deliveries represent volumes of gas delivered to the market area, while supply-area deliveries represent volumes of gas delivered to the supply area. Generally, rates for supply-area service have lower margins than rates for market-area service.

     Set forth below is information concerning volumes for PEC's interstate natural gas pipeline subsidiaries for 1994, 1993 and 1992 (volumes in Bcf).

                                                           %                   %                   %
                                               1994      TOTAL     1993      TOTAL     1992      TOTAL
                                               -----     -----     -----     -----     -----     -----
Market-area
  Transports
  TETCO......................................  1,014       41        927       39        770       32
  Algonquin..................................    279       11        236       10        237       10
  PEPL.......................................    579       23        538       22        584       24
  Trunkline..................................    434       17        389       16        351       15
  Eliminations(A)............................    (87)      (3)      (120)      (5)      (174)      (7)
                                               -----     -----     -----     -----     -----     -----
                                               2,219       89      1,970       82      1,768       74
                                               =====     ====      =====     ====      =====     ====
  Sales
  TETCO......................................     --       --         33        1         97        4
  Algonquin..................................     --       --          2       --         20        1
  PEPL.......................................     --       --         22        1         62        2
  Trunkline(B)...............................     --       --         66        3         94        4
  Eliminations(A)............................     --       --         --       --        (10)      --
                                               -----     -----     -----     -----     -----     -----
                                                  --       --        123        5        263       11
                                               -----     -----     -----     -----     -----     -----
Total Market Area............................  2,219       89      2,093       87      2,031       85
                                               =====     ====      =====     ====      =====     ====
Supply-area Transports
  TETCO......................................    141        5        118        5        154        7
  PEPL.......................................     41        2         43        2         60        2
  Trunkline..................................     97        4        147        6        136        6
  Eliminations(A)............................     --       --         (1)      --         (3)      --
                                               -----     -----     -----     -----     -----     -----
                                                 279       11        307       13        347       15
                                               -----     -----     -----     -----     -----     -----
Total Volumes................................  2,498      100      2,400      100      2,378      100
                                               =====     ====      =====     ====      =====     ====
Summary by Pipeline (Total Volumes)
  TETCO......................................  1,155       46      1,078       45      1,021       43
  Algonquin..................................    279       11        238       10        257       11
  PEPL.......................................    620       25        603       25        706       30
  Trunkline..................................    531       21        602       25        581       24
  Eliminations(A)............................    (87)      (3)      (121)      (5)      (187)      (8)
                                               -----     -----     -----     -----     -----     -----
Total........................................  2,498      100      2,400      100      2,378      100
                                               =====     ====      =====     ====      =====     ====

---------------
(A) Represents intercompany transactions.

(B) Excludes 89 Bcf and 41 Bcf for 1994 and 1993, respectively, which are reported as transports.

     Demand for gas transmission on the Company's pipeline systems is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters -- the winter heating season. However, the SFV rate design required by Order 636 has resulted in pipeline earnings generally being more evenly distributed throughout the year.

  Northeast Area

     TETCO. TETCO's principal customers are located in Pennsylvania, New Jersey and New York, and include LDCs serving the Pittsburgh, Philadelphia, Newark and New York City metropolitan areas. Total throughput increased 7% in 1994 as a result of colder than normal weather in the first quarter and new incremental services.

     In November, the 1994 portion of the Integrated Transportation Program ("ITP") was placed in service. ITP utilizes all four of the Company's interstate natural gas pipeline systems to provide approximately 130 MMcf/d of firm transportation service for five Northeast customers. An additional 45 MMcf/d of ITP service is scheduled for 1995, with 25 MMcf/d planned for 1996.

     Flex-X(R), a project of PEC's subsidiary, 1Source Development Company, is designed to add up to 700 MMcf/d of incremental capacity over a 10-year period, tailored to the customers' individual needs, and began providing 18 MMcf/d of firm transportation service to four TETCO customers in November 1994. TETCO has filed for FERC approval to provide additional firm service of 33 MMcf/d in 1995 and 39 MMcf/d in the fall of 1996 to TETCO customers. Firm transportation commitments under the program now total approximately 90 MMcf/d.

     TETCO also expanded natural gas service to Northeast electric power generators. In April 1994, TETCO completed a connection to provide interruptible transportation service of up to 80 MMcf/d to PECO Energy Company's Eddystone power plant near Philadelphia.

     On the supply area portion of its system, TETCO in 1994 delivered 9 Bcf of domestic supplies to PEMEX Gas and Basic Petrochemicals ("PEMEX"), Mexico's national gas and petrochemical company, under a contract providing for interruptible transportation service. TETCO also transported over 7 Bcf of gas from PEMEX into the United States under various shipping contracts.

     Algonquin. Algonquin's major customers include LDCs and electric power generators located in the Boston, Hartford, New Haven, Providence and Cape Cod areas.

     Algonquin's total throughput for 1994 increased by 17% compared to 1993 primarily as a result of incremental market projects placed in service in late 1993 and during 1994.

     Algonquin expanded mainline facilities to provide an additional 65 MMcf/d of long-term firm transportation in 1994 and early 1995 to meet increased demand. In addition, Phase I of expanded, long-term firm transportation service totaling 20 MMcf/d over 10 years for Consolidated Edison Company of New York began in 1994. Algonquin has filed for FERC approval to provide up to 75 MMcf/d of firm service in late 1995 on a new pipeline lateral connecting with the Canal Electric Company facility in Sandwich, Massachusetts. The plant is converting one of two generating units to natural gas. In 1994, Algonquin also began providing firm transportation, winter-only service to meet customers' seasonal requirements.

  Midwest Area

     PEPL. PEPL's market volumes are concentrated among approximately 20 utilities located in the Midwest market area that encompasses large portions of Michigan, Ohio, Indiana, Illinois and Missouri. PEPL's major customers serving this market include utilities, producers and independent marketers. PEPL's total deliveries increased 3% in 1994.

     New market efforts produced contracts in 1994 with terms of 10 to 22 years with Dayton Power and Light Company, MCN Corporation and Sithe Energy Company for firm service totaling approximately 190 MMcf/d. Agreements reached in 1994 extended firm service contracts with 54 customers an average of five years covering 400 MMcf/d. PEPL plans to continue to expand and extend service offerings, while selectively targeting additional new markets.

     In 1993, a PEPL subsidiary entered into a joint venture with a subsidiary of Western Gas Resources, Inc. that will provide natural gas gathering, processing and marketing services for natural gas producers. Both companies will contribute to the venture certain pipeline and gas processing facilities in Oklahoma. FERC has approved the transfer, subject to certain conditions. The Company's interest in this venture will be managed by Centana.

     In December 1993, PEPL filed with FERC to transfer its remaining gathering facilities located west of the Haven, Kansas compressor facility to Panhandle Field Services Company, a newly created Company subsidiary. In October 1994, PEPL agreed to sell, subject to FERC approval, a portion of these facilities and certain transmission facilities to Anadarko Petroleum Corporation ("Anadarko"). The gathering facilities remaining in Panhandle Field Services Company after the sale to Anadarko will be operated on an open-access, non-regulated basis, thus expanding supply area opportunities.

     Trunkline. Trunkline's major customers include eight utilities located in portions of Tennessee, Missouri, Illinois, Indiana and Michigan.

     Trunkline's total throughput decreased 12% in 1994 as a result of decreased sales volumes and capacity release programs offered by other pipelines; however, throughput related to firm transportation contracts rose to 70% of capacity in 1994. Trunkline ended its remaining unbundled sales service in late 1994.

     In November 1994, Trunkline began providing 90 MMcf/d to the Memphis market under a 10-year firm transportation contract. These volumes are delivered through a new, second connection with Memphis Light, Gas & Water capable of flowing over 380 MMcf/d. An agreement was reached to extend firm service contracts five years for more than 330 MMcf/d to Consumers Power Company and 30 MMcf/d to the Midland Cogeneration Venture Limited Partnership ("MCV").

  Storage

     TETCO provides firm and interruptible open-access storage services. Since the implementation of Order 636 restructuring, storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service. TETCO's storage services utilize two joint venture storage projects in Pennsylvania and one wholly-owned and operated storage field in Maryland. TETCO's certificated working capacity in these three fields is 66 Bcf, and on December 31, 1994 the combined working capacity was 55 Bcf. TETCO also leases storage capacity. Algonquin owns no storage fields.

     PEPL owns and operates three underground storage fields located in Illinois, Michigan and Oklahoma. Trunkline owns and operates one storage field in Louisiana. The combined maximum working gas capacity is 44 Bcf. Additionally, PEPL, through its Pan Gas Storage Company ("Pan Gas") subsidiary, is the owner of a storage field in Kansas with an estimated maximum capacity of 26 Bcf. PEPL is the operator of the field. Since the implementation of Order 636 restructuring, PEPL, Trunkline and Pan Gas all offer firm and interruptible storage on an open-access basis. In addition to owning storage fields, PEPL also leases storage capacity. PEPL and Trunkline have retained the right to use up to 15 Bcf and 10 Bcf, respectively, of their storage capacity for system needs.

  Other Services

     1Source Information Services Company provides comprehensive information products and services for the energy industry. The 1QuestTM product group offers an array of application software systems, currently licensed to 20 customers, which allows customers to access information covering a broad range of marketplace operations, including the growing hub, market center and electronic trading segments. 1ConnectTM Network Services are a nationwide electronic energy-industry network which allows customers to communicate with business associates and provides other services and information in a single computer interface. 1Connect's existing clients include the Company's four interstate pipelines, as well as two other major interstate gas pipeline companies.

     1Source Development Company's proposed projects are designed to capitalize on natural gas demand resulting from increased residential and commercial construction and fuel conversions. These initiatives include WinterNetTM, peak and seasonal services offered to Mid-Atlantic and Southeast markets; EnergyPlusTM, a network of proposed LNG storage facilities to respond to Northeast customers' growing peak-day demand; and Sable Island, a project to access new gas supply in Nova Scotia for delivery to eastern Canadian and U.S. markets.

MARKET AND SUPPLY SERVICES GROUP

  General

     The Company's market and supply services group, operating primarily through ANGC, Centana and their subsidiaries, is engaged in the gathering, processing, marketing, storage and intrastate transportation of natural gas, NGLs and crude oil.

  Natural Gas Marketing

     The Company markets natural gas primarily to industrial end-users and to LDCs. During 1994, the Company marketed an average of 3.1 Bcf of natural gas per day.

     Marketing operations encompass both on-system and off-system sales. With respect to on-system sales, the Company generally purchases natural gas from producers at the wellhead, gathers, transports and (if necessary) processes the gas in its own facilities (see "Natural Gas Gathering and Processing" below) and delivers the gas to an intrastate or interstate pipeline for redelivery to the customer. With respect to off-system sales, the Company purchases natural gas from producers, pipelines and other suppliers not connected with the Company's facilities for resale to customers. The Company also provides energy-marketing services, such as supply and market aggregation, dispatching, balancing, transportation, storage, contract negotiation and administration, as well as certain financial products and services.

     The Company currently provides marketing services to customers transporting gas on 42 pipeline systems serving all of the lower 48 states. In addition, the Company markets natural gas in Canada and the United Kingdom.

     The Company has a balanced portfolio of short-term and long-term gas sales agreements with customers, of which the vast majority incorporate market-sensitive pricing terms. Long-term gas purchase agreements with producers, principally entered into in connection with system sales, also generally include market-sensitive pricing provisions. Purchases and sales of off-system supply are normally made under short-term contracts. Purchase and sales commitments involving significant market exposure are generally hedged with commodity futures, swaps and options. For information concerning the Company's risk management activities, see Note 6 of Notes to Consolidated Financial Statements on pages 41 and 42 of the Annual Report, which are incorporated herein by reference.

  Natural Gas Gathering and Processing

     The Company owns and operates approximately 11,000 miles of natural gas gathering systems, including intrastate pipelines, and 16 natural gas processing plants in the United States.

     The Company's gathering systems are located in nine central states (see map under Item 2). These systems connect to major gas-producing regions in the Rocky Mountain, Mid-Continent and Gulf Coast areas. Included in the Company's gathering operations are five intrastate pipeline systems and two natural gas storage facilities, including the Winnie Pipeline and Spindletop Storage Facility in southeast Texas purchased during 1994. The Company plans to further expand its infrastructure in this region during 1995 by expanding the storage facilities and constructing or purchasing additional facilities. These enhancements should enable the Company to provide expanded services for natural gas producers and other customers in the Gulf Coast Region.

     The Company's NGLs processing operations involve the extraction of NGLs from natural gas and, at certain facilities, the fractionation of the NGLs into their individual components (ethane, propane, butane and natural gasoline). The natural gas used in the Company's processing operations is generally gathered on the Company's gathering system or, in the case of the facility of subsidiary National Helium Corporation ("National Helium") in Liberal, Kansas, from the natural gas stream on PEPL's transmission system. NGLs are sold by the Company to a variety of wholesale and retail customers and to refiners at market prices determined from time to time. The Company also provides, on a more limited basis, processing services to producers and others for a stipulated fee. During 1994, NGLs production at the Company's facilities averaged approximately 49,000 barrels per day. The Company also produces helium at the National Helium facility.

  Crude Oil and NGL Transportation; Crude Oil Marketing

     The market and supply services group, through subsidiary Associated Transport and Trading Company and its affiliates ("ATTCO"), operates approximately 1,150 miles of intrastate crude oil pipelines in the Mid-Continent and southern Texas and approximately 450 miles of NGLs pipelines in the Texas Gulf Coast area.

     The crude oil pipeline system provides gathering and mainline transportation service, for a volumetric fee, based on ATTCO's published tariffs. During 1994, crude oil throughput on ATTCO's pipelines averaged approximately 52,000 barrels per day. ATTCO also purchases crude oil from producers and markets it to end users.

     ATTCO's NGLs transportation system transports NGLs received from 12 processing plants in southern Texas. During 1994, NGLs throughput averaged approximately 16,000 barrels per day.

LNG OPERATIONS

     Subsidiaries of PEC entered into LNG import agreements with Sonatrach, the national oil and gas company of Algeria, in April 1987. The agreements provide for the importation of up to 3.3 Tcf of LNG over a period of up to 20 years. The agreements impose no take-or-pay or ship-or-pay obligations upon the Company and do not establish any minimum annual purchase volumes.

     In November 1989, FERC authorized Trunkline LNG Company ("Trunkline LNG") to provide receiving, storing and regasification services at its Lake Charles, Louisiana facility. Activation of the LNG program was based primarily on the agreements with Sonatrach, as well as a long-term contract with Citrus Trading Corp. ("Citrus") that provides for the sale of up to 110 MMcf/d of gas. Citrus can elect not to purchase gas in any month if residual fuel oil prices during the previous month fall below a certain level. However, in the event of such election, the Company has the option to require Citrus to purchase nominated volumes at a contractually determined reduced price. Therefore, volumes and prices under the Citrus contract are not certain. Deliveries of gas to Citrus were made during six months of 1994, averaging 80 MMcf/d. In 1994, the Company sold 17.7 Bcf of regasified LNG.

     An Algonquin subsidiary owns and operates an LNG facility in Providence, Rhode Island. The facility provides LNG handling services, including receipt, storage and redelivery.

INVESTMENTS

  Midland Cogeneration Venture

     A Company subsidiary owns an approximate 14.3% equity interest in MCV, which became operational in 1990. MCV converted an incomplete nuclear power plant to a dual-purpose energy unit that uses natural gas to generate electricity and produce industrial process steam. PEPL and Trunkline provide 95 MMcf/d of firm transportation to MCV.

  National Methanol Company

     The Company owns a 25% interest in National Methanol Company ("National Methanol"), a joint venture which owns and operates a chemical-grade methanol plant located in Jubail, Saudi Arabia. The other partners are Hoechst Celanese Corporation, with a 25% interest, and majority state-owned Saudi Basic Industries Corporation, with a 50% interest. National Methanol completed a 700,000 metric ton-per-year MTBE (methyl tertiary butyl ether) unit that began commercial operations in 1994.

  Northern Border

     In 1993, a PEPL subsidiary, together with several other partners, contributed its ownership interest in Northern Border Pipeline Company ("Northern Border Pipeline") to a newly-formed master limited partnership, Northern Border Partners, L.P. ("Northern Border MLP"). Following a 1993 public offering by Northern Border MLP, the PEPL subsidiary continues to own an 8.5% equity interest in that entity (a 32.5% voting interest), consisting of general partner and subordinated limited partner interests. Northern Border MLP owns a 70% interest in Northern Border Pipeline, which owns and operates a transmission system consisting of 969 miles of pipeline extending from the Canadian border through Montana to Iowa. Northern Border Pipeline transports natural gas both under traditional long-term contracts and on an open-access basis. It has a certificated transport capacity of 975 MMcf/d.

  TEPPCO Partners

     TEPPCO Partners, L.P. ("TEPPCO Partners") was formed in March 1990 to own and operate the refined petroleum products and liquefied petroleum gases ("LPGs") pipeline business of Texas Eastern Products Pipeline Company ("TEPPCO"). TEPPCO, a PEC subsidiary, owns a 2% general partner interest and Deferred Participation Interests ("DPIs") representing an effective 8.45% limited partner interest in TEPPCO Partners. Effective April 1, 1994, the DPIs began to participate on the same basis as limited partner units. The remaining 89.55% limited partnership interest was sold to the public in 1990.

     TEPPCO Partners owns and operates an approximate 4,300-mile refined petroleum products and LPG pipeline system extending from southeast Texas through the midwestern and central United States to the northeastern United States. The pipeline system includes delivery terminals along the pipeline for outloading product to tank trucks, rail cars or barges, as well as storage capacity at Mont Belvieu, Texas, the largest LPG storage complex in the United States, and at other locations. TEPPCO Partners also owns two marine receiving terminals at Beaumont, Texas and Providence, Rhode Island. The TEPPCO Partners pipeline system is the only pipeline that transports LPGs to the Northeast.

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

     FERC also has authority to regulate rates and charges for natural gas transported in interstate commerce or sold by a natural gas company in interstate commerce for resale. The price at which gas is directly sold to industrial customers is not subject to FERC's jurisdiction. The Company's subsidiaries file with FERC applications for changes in transportation and storage rates and charges. These changes are normally allowed to become effective after a suspension period, subject to refund, until such time as FERC authorizes the actual level of rates and charges.

     TETCO, Algonquin, PEPL and Trunkline operate as open-access transporters of natural gas. In 1992, FERC issued Order 636, which requires open-access pipelines to provide firm and interruptible transportation services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier. To implement this requirement, Order 636 provides, among other things, for mandatory unbundling of services that have historically been provided by pipelines into separate open-access transportation, sales and storage services.

     Order 636, which is on appeal to the courts, provides for the use of the SFV rate design, which assigns return on equity, related taxes and other fixed costs to the reservation component of rates. In addition, Order 636 allows pipelines to recover eligible costs resulting from implementation of Order 636 ("transition costs"). Recoverable transition costs include gas supply realignment costs, unrecovered deferred gas purchase costs, other existing costs incurred in connection with bundled sales services that cannot be assigned to customers of unbundled services, and capital costs attributable to the restructuring.

     On August 1, 1994, TETCO implemented a FERC-approved settlement that resolved regulatory issues related primarily to Order 636 transition costs and a number of other issues related to services prior to Order 636. TETCO's final and nonappealable settlement provides for the recovery of certain transition costs through volumetric and reservation charges through 2002. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which is dependent upon natural gas prices and deliverability levels. In December 1993, the Company established a provision of $100 million ($60.2 million after tax) to reflect the impact of the settlement. PEPL's and Trunkline's transition cost recoveries, which are subject to certain challenges that are pending further FERC action, will occur over the next three years.

     The Company's natural gas gathering and marketing activities are generally not subject to regulation by FERC under the NGA and the NGPA. In this regard, in May 1994, FERC issued orders announcing that it would not exercise jurisdiction over natural gas gathering activities operated by affiliates of interstate pipeline companies. Unequal regulatory treatment had hampered the competitiveness of pipeline-affiliated supply-area activities, which include natural gas processing, storage and marketing, in addition to gathering. FERC's orders are expected to enable the Company to compete with non-regulated service providers, which account for the majority of the sector's operations. The Company's merger with ANGC was a result of the perceived growth opportunities created by these orders and other aspects of the post-Order 636 environment.

     Regulation of the importation and exportation of natural gas is vested in the Secretary of Energy, who has delegated various aspects of this jurisdiction to FERC and the Office of Fossil Fuels of the Department of Energy.

     The Company's subsidiaries are subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline and LNG plant safety requirements; the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines; and to federal and state environmental legislation.

RATES AND REGULATORY PROCEEDINGS

     When rate cases are pending final FERC approval, a portion of the revenues collected by the Company's natural gas pipelines is subject to possible refunds. A summary of the status of pending rate cases and related regulatory matters involving TETCO, Algonquin, PEPL and Trunkline is contained in Note 4 of the Notes to Consolidated Financial Statements on pages 38 and 39 of the Annual Report, which are incorporated herein by reference.

COMPETITION

     The Company's interstate pipeline subsidiaries compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, and flexibility and reliability of service. The Company's pipelines continue to offer selective discounting to maximize revenues from existing capacity.

     TETCO competes directly with Transcontinental Gas Pipe Line Corporation, Tennessee Gas Pipeline Company ("TGPC"), Iroquois Gas Transmission System ("Iroquois"), CNG Transmission Corporation and Columbia Gas Transmission Corporation. Algonquin competes directly in certain market areas with TGPC and Iroquois. PEPL and Trunkline compete directly with ANR Pipeline Company, Natural Gas Pipeline Company of America and Texas Gas Transmission Corporation in the Midwest market area.

     The Company's market and supply services group faces competition both in acquiring natural gas supplies and in marketing natural gas, NGLs and crude oil. Competition for natural gas supplies is primarily based on efficiency, reliability, availability of transportation and ability to obtain a satisfactory price for the producer's natural gas. Competition for customers is primarily based upon reliability and price of delivered natural gas, NGLs and crude oil. The Company's competitors for obtaining additional natural gas supplies, for gathering and processing natural gas and for marketing and transporting natural gas, NGLs and crude oil include major integrated oil companies, major interstate pipelines and their marketing affiliates and national and local natural gas gatherers, brokers, marketers and distributors of varying size, financial resources and experience.

     Natural gas competes with other forms of energy available to the Company's customers and end users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in the areas served by the Company.

ENVIRONMENTAL MATTERS

     The Company has submitted plans to the appropriate state and/or federal agencies in order to fully comply with the Clean Air Act Amendments of 1990 (the "Amendments"). While regulatory review of these plans is currently underway, the Company estimates that capital expenditures necessary to comply with the requirements of the Amendments and associated regulations are approximately $50 million. The Company's estimated 1995 capital expenditures include approximately $25 million related to these requirements. Management believes that any expenditures necessary will be eligible for recovery in rates.

     For a discussion of other environmental matters involving the Company, see
Note 13 of the Notes to Consolidated Financial Statements on page 46 of the Annual Report, which is incorporated herein by reference.

GENERAL MATTERS

     During 1994, no single customer accounted for 10% or more of the Company's consolidated revenues.

     While the Company does engage in some research and development activities, no such activities conducted during the past three years have been material to the Company's business, nor have there been any material customer-sponsored research activities during that period relating to the Company's business activities.

     TETCO, Algonquin, PEPL and Trunkline are members of and provide support to the Gas Research Institute ("GRI"), which plans and manages research and development efforts for the gas industry. The funds used to support GRI are derived from a surcharge on the pipelines' rates pursuant to FERC authorization. Payments amounted to approximately $22.1 million, $20.8 million and $25 million in 1994, 1993 and 1992, respectively, for the four companies combined.

     Foreign operations and export sales are not material to the Company's business as a whole.

     As of January 1, 1995, the Company had approximately 5,500 employees.

ITEM 2.  PROPERTIES

NATURAL GAS TRANSMISSION GROUP

     The combined transmission systems of TETCO, Algonquin, PEPL and Trunkline consist of approximately 26,000 miles of pipeline and 110 mainline compressor stations having an aggregate of 2,274,000 installed horsepower.

     TETCO's gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one comprised of three large-diameter parallel pipelines and the other comprised of from one to three large-diameter pipelines over its length. TETCO's system, including the gathering systems, has 74 compressor stations having a total of 1,421,000 installed horsepower. The TETCO system connects with the PEPL and Trunkline systems through the Lebanon Lateral.

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

     Algonquin's transmission system connects with TETCO's facilities in Lambertville and Hanover, New Jersey, and extends through New Jersey, New York, Connecticut, Rhode Island and Massachusetts to the Boston area. The system consists of approximately 1,000 miles of pipeline with five compressor stations having a total of approximately 115,000 installed horsepower.

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

     For information concerning natural gas storage properties, see "Natural Gas Transmission Group -- Storage" under Item 1, which is incorporated herein by reference.

MARKET AND SUPPLY SERVICES GROUP

     For information regarding the properties of the Company's market and supply services segment, see "Market and Supply Services Group" under Item 1, which is incorporated herein by reference.

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

     Lachmar, a partnership in which subsidiaries of PEC own all of the partnership interests, owns two LNG ships, each with a transportation capacity of 125,000 cubic meters of LNG. Both ships are currently without long-term charters and are being utilized in the spot trade to the extent opportunities become available. The Company continues to examine opportunities to better utilize its LNG assets, including the ships.

OTHER

     None of the other properties used in connection with the Company's other business activities is considered material to the Company's operations as a whole.

                   [Map of Panhandle Eastern Corporation
                   Showing Pipelines, Storage Facilities,
              Principal Supply Areas and Proposed Pipelines.]

ITEM 3.  LEGAL PROCEEDINGS

     For information concerning material legal proceedings, see Notes 4, 11, 13 and 14 on pages 38 through 40, 45, 46 and 47 of the Annual Report, which are incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders was held on Tuesday, December 15, 1994, for the purpose of considering the proposal to issue and reserve for issuance up to 30,413,568 shares of common stock of the Company in connection with the October 9, 1994 Agreement and Plan of Merger, as amended November 23, 1994, among the Company, ANGC, and Panhandle Acquisition Two, Inc. There were present in person at the meeting or represented by proxy, stockholders holding 89,150,206 shares of common stock, or 73.9 percent, out of the 120,714,811 shares issued, outstanding and entitled to vote as of the November 11, 1994 record date. There were 87,388,349 shares, or 98.02 percent, cast in favor of the proposal, 1,253,744 shares, or 1.41 percent, cast against the proposal, and another 508,112 shares, or .57 percent, abstaining. Accordingly, the proposal was approved.

                            ------------------------

                        EXECUTIVE OFFICERS OF REGISTRANT

                                                                                         BECAME AN
                                                                                AGE IN   EXECUTIVE
              NAME                                   OFFICE                      1995     OFFICER
--------------------------------   -------------------------------------------  ------   ---------
Dennis R. Hendrix(1)............   Chairman of the Board and Chief Executive      55        1990
                                   Officer
Paul M. Anderson(2).............   President                                      50        1991
G. L. Mazanec(3)................   Vice Chairman of the Board                     59        1989
James B. Hipple(4)..............   Senior Vice President and Chief Financial      61        1989
                                   Officer
Carl B. King(5).................   Senior Vice President and General Counsel      52        1990
Paul F. Ferguson, Jr.(6)........   Vice President, Finance and Accounting, and    46        1989
                                   Treasurer
Sandra P. Meyer(7)..............   Vice President and Controller                  41        1993
James W. Hart, Jr.(8)...........   Vice President, Public Affairs                 60        1988
Vernell P. Ludwig(9)............   Vice President, Corporate Development          51        1993

---------------
(1) Mr. Hendrix was elected Chairman of the Board, President and Chief Executive Officer in November 1990.

(2) Mr. Anderson was elected President effective December 1, 1993. He has been a director of the Company since December 2, 1992. Prior thereto he was Executive Vice President from March 1, 1991. Prior to joining PEC, Mr. Anderson was Vice President, Finance and Chief Financial Officer, Inland Steel Industries, Inc., 1990-1991.

(3) Mr. Mazanec was elected Vice Chairman of the Board on December 1, 1993. He has been a director of the Company since December 2, 1992. He was Executive Vice President of the Company from March 1, 1991 and Group Vice President of the Company from November 1, 1989 to March 1, 1991.

(4) Mr. Hipple was elected Senior Vice President and Chief Financial Officer in July 1990. Prior thereto he had been Senior Vice President-Finance.

(5) Mr. King was elected Senior Vice President and General Counsel in June 1990. Prior to joining PEC, Mr. King was President, Oil Tool Division, Cooper Industries, 1989-1990.

(6) Mr. Ferguson was elected Vice President, Finance and Accounting, in April 1992 and re-elected as Treasurer in June 1994. Prior thereto Mr. Ferguson was Vice President and Treasurer from July 1990. Mr. Ferguson was Treasurer, TEC, 1988-1989.

(7) Ms. Meyer was elected Controller of the Company in September 1993 and Vice President in December 1994. She has been an officer or employee of PEC, or a subsidiary of PEC, for more than five years.

(8) Mr. Hart has been Vice President of the Company for more than five years.

(9) Mr. Ludwig was elected Vice President, Corporate Development, in January 1993. He was President of Algonquin Energy Corporation and Algonquin Gas Transmission Corporation from April 1991 and January 1991, respectively, to August 1993. Prior thereto, Mr. Ludwig was Executive Vice President of those companies.

     All officers of PEC are elected in April of each year at the organizational meeting of the Board of Directors. There are no family relationships among any directors or executive officers of PEC.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See "Stockholders' Information -- Common Stock" on page 51 and Note 12 of the Notes to Consolidated Financial Statements on page 45 of the Annual Report, which are incorporated herein by reference. The Common Stock is listed on the New York and Pacific Stock Exchanges. At February 28, 1995, there were 31,361 holders of record of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     See page 50 of the Annual Report, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See pages 21 through 29 of the Annual Report, which are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to "Index -- Financial Statements" under Item 14(a)(1).

     See the consolidated quarterly financial data on page 49 of the Annual Report, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See pages 2 through 4 and page 6 of the Panhandle Eastern Corporation Definitive Proxy Statement, dated March 13, 1995 ("Proxy Statement"), which are incorporated herein by reference.

     See list of "Executive Officers of Registrant" on pages 13 and 14, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     See pages 8 through 16 of the Proxy Statement, which are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See pages 6 through 8 of the Proxy Statement, which are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See pages 2 through 4, 7 and 8 of the Proxy Statement, which are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated herein by reference:

          (1) The Consolidated Financial Statements of Panhandle Eastern Corporation and Subsidiaries are listed on the Index, page 20.

          (2) Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

 EXHIBIT                                                                                FILE
 NUMBER                 DESCRIPTION                  ORIGINALLY FILED AS EXHIBIT       NUMBER
---------   -----------------------------------  -----------------------------------  ---------
     2.01   Agreement and Plan of Merger by and  2.1 to Amendment No. 1 to Form S-4   33-56113
            among the Company, Panhandle Acqui-  Registration Statement of PEC,
            sition Two, Inc., and Associated     dated November 14, 1994
            Natural Gas Corporation, dated
            October 9, 1994

     2.02   Amendment to Agreement and Plan of   99.2 to Form 8-K of PEC, dated       1-8157
            Merger among the Company, Panhandle  November 29, 1994
            Acquisition Two, Inc., and
            Associated Natural Gas Corporation,
            dated as of November 28, 1994

     3.01   Restated Certificate of              3.1 to Form S-3 Registration         33-34886
            Incorporation of Panhandle Eastern   Statement of PEC, dated May 14,
            Corporation                          1990

     3.02   By-Laws of Panhandle Eastern         19(a) to Form 10-Q of PEC for        1-8157
            Corporation, effective July 8, 1986  quarter ended September 30, 1986

     4.01   Rights Agreement, dated March 11,    1 to Form 8-A Registration           1-8157
            1986, between Panhandle Eastern      Statement of PEC, dated March 12,
            Corporation and First City National  1986
            Bank of Houston

     4.02   Amendment to Rights Agreement,       4.1 to Form 8-K of PEC dated         1-8157
            dated May 6, 1993, among Panhandle   May 28, 1993
            Eastern Corporation, Texas Commerce
            Bank National Association (as
            successor to First City National
            Bank of Houston), and Continental
            Stock Transfer & Trust Company

    *4.03   Indenture, dated as of November 1,
            1994, between Panhandle Eastern
            Corporation and The First National
            Bank of Boston, as Trustee

  **10.01   1977 Non-Qualified Stock Option      10(f) to Form 10-K of PEC for year   1-8157
            Plan of Panhandle Eastern            ended December 31, 1986
            Corporation, as amended through
            December 3, 1986 (and related
            Agreement)

 EXHIBIT                                                                                FILE
 NUMBER                 DESCRIPTION                  ORIGINALLY FILED AS EXHIBIT       NUMBER
---------   -----------------------------------  -----------------------------------  ---------
  **10.02   1982 Key Employee Stock Option Plan  10(g) to Form 10-K of PEC for year   1-8157
            of Panhandle Eastern Corporation,    ended December 31, 1986
            as amended through December 3, 1986
            (and related Agreement)

  **10.03   Panhandle Eastern                    10(w) to Form 10-K of PEC for year   1-8157
            Corporation -- Nonemployee           ended December 31, 1985
            Directors Retirement Plan (As
            amended May 22, 1985)

  **10.04   Deferred Compensation Plan for the   10.04 to Form 10-K of PEC for year   1-8157
            Board of Directors of Panhandle      ended December 31, 1989
            Eastern Corporation (Adopted May
            26, 1982; as amended November 29,
            1989)

* **10.05   Amendment to Deferred Compensation
            Plan for the Board of Directors of
            Panhandle Eastern Corporation dated
            January 25, 1995

  **10.06   Panhandle Eastern                    10.05 to Form 10-K of PEC for year   1-8157
            Corporation -- Executive Benefit     ended December 31, 1989
            Equalization Plan (As amended
            November 29, 1989; effective
            January 1, 1990)

  **10.07   Panhandle Eastern Corporation        10.06 to Form 10-K of PEC for year   1-8157
            Retirement Benefit Equalization      ended December 31, 1993
            Plan (Adopted December 20, 1993;
            effective January 1, 1994; amends
            and restates Exhibit number 10.05)

  **10.08   Panhandle Eastern                    19(a) to Form 10-Q of PEC for        1-8157
            Corporation -- Executive Severance   quarter ended September 30, 1988
            Agreement

    10.09   Change in Control Severance Pay      19(c) to Form 10-Q of PEC for        1-8157
            Plan of Panhandle Eastern            quarter ended September 30, 1986
            Corporation and Affiliates (Adopted
            July 8, 1986)

  **10.10   1989 Nonemployee Directors Stock     28(a) to Form S-8 Registration       33-28912
            Option Plan (Adopted February 1,     Statement of PEC
            1989)

    10.11   Employees Savings Plan of Panhandle  10.12 to Form 10-K of PEC for year   1-8157
            Eastern Corporation and              ended December 31, 1990
            Participating Affiliates (Effective
            January 1, 1991)

    10.12   Retirement Income Plan of Panhandle  10.13 to Form 10-K of PEC for year   1-8157
            Eastern Corporation and              ended December 31, 1990
            Participating Affiliates (Effective
            January 1, 1991)

  **10.13   Panhandle Eastern Corporation Key    10.12 to Form 10-K of PEC for year   1-8157
            Executive Retirement Benefit         ended December 31, 1993
            Equalization Plan (Adopted December
            20, 1993; effective January 1, 1994)

  **10.14   Panhandle Eastern Corporation Key    10.13 to Form 10-K of PEC for year   1-8157
            Executive Deferred Compensation      ended December 31, 1993
            Plan (Adopted December 20, 1993;
            effective January 1, 1994)

 EXHIBIT                                                                                FILE
 NUMBER                 DESCRIPTION                  ORIGINALLY FILED AS EXHIBIT       NUMBER
---------   -----------------------------------  -----------------------------------  ---------
  **10.15   1990 Long Term Incentive Plan        10.14 to Form 10-K of PEC for year   1-8157
            (Adopted November 29, 1989)          ended December 31, 1990

    10.16   Special Recognition Bonus Plan       10.15 to Form 10-K of PEC for year   1-8157
            (Adopted November 29, 1989)          ended December 31, 1990

    10.17   Annual Cash Bonus Plan of Panhandle  19.3 to Form 10-Q of PEC for         1-8157
            Eastern Corporation (Adopted Octo-   quarter ended September 30, 1989
            ber 25, 1989; effective January 1,
            1990)

    10.18   Texas Eastern Deferred Income Pro-   10.9 to Form 10-K of TEC for years   1-7587
            gram; First Amendment, dated Decem-  ended December 31, 1984 and 1986;
            ber 5, 1985; and Second Amendment,   8 to Schedule 14D-9 of TEC, dated
            dated August 15, 1988                January 30, 1989

  **10.19   Panhandle Eastern Corporation 1994   10.18 to Form 10-K of PEC for year   1-8157
            Long Term Incentive Plan             ended December 31, 1993

  **10.20   Agreement, dated November 1, 1989,   10.27 to Form 10-K of PEC for year   1-8157
            between G. L. Mazanec and Panhandle  ended December 31, 1990
            Eastern Corporation

  **10.21   Amendment to Employment Agreement,   10.17 to Form 10-K of PEC for year   1-8157
            effective November 1, 1992, be-      ended December 31, 1992
            tween G. L. Mazanec and Panhandle
            Eastern Corporation

  **10.22   Agreement, dated November 12, 1990,  10.28 to Form 10-K of PEC for year   1-8157
            between D. R. Hendrix and Panhandle  ended December 31, 1990
            Eastern Corporation

  **10.23   Amendment, dated March 12, 1993 to   10.19 to Form 10-K of PEC for year   1-8157
            be effective as of February 24,      ended December 31, 1992
            1993, to Agreement dated November
            12, 1990, between D. R. Hendrix and
            Panhandle Eastern Corporation

  **10.24   Second Amendment, dated December     10.23 to Form 10-K of PEC for year   1-8157
            20, 1993, to Agreement dated         ended December 31, 1993
            November 12, 1990, between Dennis
            Hendrix and Panhandle Eastern
            Corporation

  **10.25   Agreement, dated July 28, 1989,      10.29 to Form 10-K of PEC for year   1-8157
            between James B. Hipple, Panhandle   ended December 31, 1990
            Eastern Corporation and Texas
            Eastern
            Transmission Corporation

  **10.26   Letter, dated May 4, 1992, from      10.21 to Form 10-K of PEC for year   1-8157
            Panhandle Eastern Corporation to     ended December 31, 1992
            James B. Hipple, amending Agreement
            dated July 28, 1989

  **10.27   Agreement, dated November 12, 1990,  10.31 to Form 10-K of PEC for year   1-8157
            between P. J. Burguieres and         ended December 31, 1990
            Panhandle Eastern Corporation

 EXHIBIT                                                                                FILE
 NUMBER                 DESCRIPTION                  ORIGINALLY FILED AS EXHIBIT       NUMBER
---------   -----------------------------------  -----------------------------------  ---------
  **10.28   Agreement, effective January 1,      10.32 to Form 10-K of PEC for year   1-8157
            1991, between P. J. Burguieres and   ended December 31, 1990
            Panhandle Eastern Corporation

  **10.29   Agreement, effective March 1, 1991,  10.24 to Form 10-K of PEC for year   1-8157
            between Paul M. Anderson and         ended December 31, 1991
            Panhandle Eastern Corporation

    10.30   Settlement Agreement, dated July     19.4 to Form 10-Q of PEC for         1-8157
            21, 1986, among Sonatrach,           quarter ended June 30, 1986
            Panhandle Eastern Corporation,
            Panhandle Eastern Pipe Line Company
            and Trunkline LNG Company

    10.31   Amendment, dated August 11, 1986,    19.5 to Form 10-Q of PEC for         1-8157
            to Settlement Agreement, dated July  quarter ended June 30, 1986
            21, 1986, among Sonatrach,
            Panhandle Eastern Corporation,
            Panhandle Eastern Pipe Line Company
            and Trunkline LNG Company

    10.32   Amendment No. 2, dated August 1,     19(e) to Form 10-Q of PEC for        1-8157
            1988, to Settlement Agreement,       quarter ended June 30, 1988
            dated July 21, 1986, among
            Sonatrach, International Petroleum
            Investment Partnership, Panhandle
            Eastern Corporation, Panhandle
            Eastern Pipe Line Company and
            Trunkline LNG Company

    10.33   Purchase Agreement, dated April 26,  19(a) to Form 10-Q of PEC for        1-8157
            1987, between Sonatrading Amsterdam  quarter ended March 31, 1987
            B.V. and Trunkline LNG Company

    10.34   Mutual Assurances Agreement, dated   19(b) to Form 10-Q of PEC for        1-8157
            April 26, 1987, among Sonatrach,     quarter ended March 31, 1987
            Sonatrading Amsterdam B.V., Panhan-
            dle Eastern Corporation and
            Trunkline LNG Company

    10.35   Tanker Utilization Agreement, dated  19(c) to Form 10-Q of PEC for        1-8157
            April 26, 1987, between Sonatrading  quarter ended March 31, 1987
            Amsterdam B.V. and Trunkline LNG
            Company

    10.36   Transportation Agreement, dated      19(d) to Form 10-Q of PEC for        1-8157
            April 26, 1987, between Sonatrach    quarter ended March 31, 1987
            and Trunkline LNG Company

   *13      Panhandle Eastern Corporation 1994
            Annual Report to Stockholders

 EXHIBIT                                                                                FILE
 NUMBER                 DESCRIPTION                  ORIGINALLY FILED AS EXHIBIT       NUMBER
---------   -----------------------------------  -----------------------------------  ---------
    21      List of Certain Subsidiaries of the
            Registrant (each a Delaware
            corporation):
            (a)  Algonquin Energy, Inc.
            (b)  Algonquin Gas Transmission
                 Company
            (c)  Associated Natural Gas
                 Corporation
            (d)  Associated Natural Gas, Inc.
            (e)  Associated Transport and
            Trading
                 Company
            (f)  Centana Energy Corporation
            (g)  National Helium Corporation
            (h)  Panhandle Eastern Pipe Line
                 Company
            (i)  Texas Eastern Arabian, Ltd.
            (j)  Texas Eastern (Bermuda), Ltd.
            (k)  Texas Eastern Corporation
            (l)  Texas Eastern Products
            Pipeline
                 Company
            (m) Texas Eastern Transmission
                 Corporation
            (n)  Trunkline Gas Company

   *23      Consent of KPMG Peat Marwick LLP

   *24      Powers of Attorney

   *27      Financial Data Schedule for
            December 31, 1994

   *99      Definitive Proxy Statement, dated
            March 13, 1995, for the Annual
            Meeting of Stockholders of
            Panhandle Eastern Corporation

     The total amount of securities of the Registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an Exhibit does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments.

     (b) Reports on Form 8-K.

     The following reports on Form 8-K were filed during the three months ended December 31, 1994:

          1. Report dated October 10, 1994, was filed under Items 5 and 7 to disclose the approval of an Agreement and Plan of Merger with Associated Natural Gas Corporation.

          2. Report dated November 14, 1994, was filed under Items 5 and 7 and contained the required pro forma financial information and financial statements of Associated Natural Gas Corporation.

          3. Report dated November 29, 1994, was filed under Items 5 and 7 to disclose the settlement of certain litigation relating to the proposed merger of the Company and Associated Natural Gas Corporation.

          4. Report dated December 5, 1994, was filed under Items 5 and 7 to disclose that the Company had entered into an underwriting agreement for the public offering of $100 million principal amount of 8 5/8% Notes Due December 1, 1999.

          5. Report dated December 22, 1994, was filed under Items 2 and 7 to disclose the completion of the merger with Associated Natural Gas Corporation and contained required pro forma financial information and financial statements of Associated Natural Gas Corporation.

                 PANHANDLE EASTERN CORPORATION AND SUBSIDIARIES

                                     INDEX

                       FINANCIAL STATEMENTS AND SCHEDULES

                            ------------------------

                              FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                       ------
Independent Auditors' Report........................................................    30*
Consolidated Statement of Income....................................................    31*
Consolidated Balance Sheet..........................................................   32-33*
Consolidated Statement of Common Stockholders' Equity...............................    34*
Consolidated Statement of Cash Flows................................................    35*
Notes to Consolidated Financial Statements..........................................   36-48*

---------------

* Refers to the pages in the Panhandle Eastern Corporation 1994 Annual Report to Stockholders, which are incorporated herein by reference.

     All Schedules are omitted because they are not applicable, not required or the information is included in the Consolidated Financial Statements or the Notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PANHANDLE EASTERN CORPORATION

                                          By        ROBERT W. REED
                                            ------------------------------------
                                                (Robert W. Reed, Secretary)

Date: March  29, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1995.

                  NAME AND SIGNATURE                                     TITLE
------------------------------------------------------    -----------------------------------

(i) Principal executive officer:*

                  DENNIS R. HENDRIX                       Chairman and Chief Executive
------------------------------------------------------    Officer
                 (Dennis R. Hendrix)


(ii) Principal financial officer:*

                   JAMES B. HIPPLE                        Senior Vice President and Chief
------------------------------------------------------    Financial Officer
                  (James B. Hipple)


(iii) Principal accounting officer:*

                   SANDRA P. MEYER                        Vice President and Controller
------------------------------------------------------
                  (Sandra P. Meyer)

(iv) Directors:*
       PAUL M. ANDERSON
       MILTON CARROLL
       ROBERT CIZIK
       CHARLES W. DUNCAN, JR.
       HARRY E. EKBLOM
       WILLIAM T. ESREY
       ANN MAYNARD GRAY
       DENNIS R. HENDRIX
       HAROLD S. HOOK
       LEO E. LINBECK, JR.
       GEORGE L. MAZANEC
       RALPH S. O'CONNER

---------------
* Signed on behalf of each of these persons:

By                 ROBERT W. REED
------------------------------------------------------
          (Robert W. Reed, Attorney-in-Fact)

                                EXHIBIT  INDEX

 EXHIBIT                                                                                FILE
 NUMBER                 DESCRIPTION                  ORIGINALLY FILED AS EXHIBIT       NUMBER
---------   -----------------------------------  -----------------------------------  ---------
     2.01   Agreement and Plan of Merger by and  2.1 to Amendment No. 1 to Form S-4   33-56113
            among the Company, Panhandle Acqui-  Registration Statement of PEC,
            sition Two, Inc., and Associated     dated November 14, 1994
            Natural Gas Corporation, dated
            October 9, 1994

     2.02   Amendment to Agreement and Plan of   99.2 to Form 8-K of PEC, dated       1-8157
            Merger among the Company, Panhandle  November 29, 1994
            Acquisition Two, Inc., and
            Associated Natural Gas Corporation,
            dated as of November 28, 1994

     3.01   Restated Certificate of              3.1 to Form S-3 Registration         33-34886
            Incorporation of Panhandle Eastern   Statement of PEC, dated May 14,
            Corporation                          1990

     3.02   By-Laws of Panhandle Eastern         19(a) to Form 10-Q of PEC for        1-8157
            Corporation, effective July 8, 1986  quarter ended September 30, 1986

     4.01   Rights Agreement, dated March 11,    1 to Form 8-A Registration           1-8157
            1986, between Panhandle Eastern      Statement of PEC, dated March 12,
            Corporation and First City National  1986
            Bank of Houston

     4.02   Amendment to Rights Agreement,       4.1 to Form 8-K of PEC dated         1-8157
            dated May 6, 1993, among Panhandle   May 28, 1993
            Eastern Corporation, Texas Commerce
            Bank National Association (as
            successor to First City National
            Bank of Houston), and Continental
            Stock Transfer & Trust Company

    *4.03   Indenture, dated as of November 1,
            1994, between Panhandle Eastern
            Corporation and The First National
            Bank of Boston, as Trustee

  **10.01   1977 Non-Qualified Stock Option      10(f) to Form 10-K of PEC for year   1-8157
            Plan of Panhandle Eastern            ended December 31, 1986
            Corporation, as amended through
            December 3, 1986 (and related
            Agreement)

 EXHIBIT                                                                                FILE
 NUMBER                 DESCRIPTION                  ORIGINALLY FILED AS EXHIBIT       NUMBER
---------   -----------------------------------  -----------------------------------  ---------
  **10.02   1982 Key Employee Stock Option Plan  10(g) to Form 10-K of PEC for year   1-8157
            of Panhandle Eastern Corporation,    ended December 31, 1986
            as amended through December 3, 1986
            (and related Agreement)

  **10.03   Panhandle Eastern                    10(w) to Form 10-K of PEC for year   1-8157
            Corporation -- Nonemployee           ended December 31, 1985
            Directors Retirement Plan (As
            amended May 22, 1985)

  **10.04   Deferred Compensation Plan for the   10.04 to Form 10-K of PEC for year   1-8157
            Board of Directors of Panhandle      ended December 31, 1989
            Eastern Corporation (Adopted May
            26, 1982; as amended November 29,
            1989)

* **10.05   Amendment to Deferred Compensation
            Plan for the Board of Directors of
            Panhandle Eastern Corporation dated
            January 25, 1995

  **10.06   Panhandle Eastern                    10.05 to Form 10-K of PEC for year   1-8157
            Corporation -- Executive Benefit     ended December 31, 1989
            Equalization Plan (As amended
            November 29, 1989; effective
            January 1, 1990)

  **10.07   Panhandle Eastern Corporation        10.06 to Form 10-K of PEC for year   1-8157
            Retirement Benefit Equalization      ended December 31, 1993
            Plan (Adopted December 20, 1993;
            effective January 1, 1994; amends
            and restates Exhibit number 10.05)

  **10.08   Panhandle Eastern                    19(a) to Form 10-Q of PEC for        1-8157
            Corporation -- Executive Severance   quarter ended September 30, 1988
            Agreement

    10.09   Change in Control Severance Pay      19(c) to Form 10-Q of PEC for        1-8157
            Plan of Panhandle Eastern            quarter ended September 30, 1986
            Corporation and Affiliates (Adopted
            July 8, 1986)

  **10.10   1989 Nonemployee Directors Stock     28(a) to Form S-8 Registration       33-28912
            Option Plan (Adopted February 1,     Statement of PEC
            1989)

    10.11   Employees Savings Plan of Panhandle  10.12 to Form 10-K of PEC for year   1-8157
            Eastern Corporation and              ended December 31, 1990
            Participating Affiliates (Effective
            January 1, 1991)

    10.12   Retirement Income Plan of Panhandle  10.13 to Form 10-K of PEC for year   1-8157
            Eastern Corporation and              ended December 31, 1990
            Participating Affiliates (Effective
            January 1, 1991)

  **10.13   Panhandle Eastern Corporation Key    10.12 to Form 10-K of PEC for year   1-8157
            Executive Retirement Benefit         ended December 31, 1993
            Equalization Plan (Adopted December
            20, 1993; effective January 1, 1994)

  **10.14   Panhandle Eastern Corporation Key    10.13 to Form 10-K of PEC for year   1-8157
            Executive Deferred Compensation      ended December 31, 1993
            Plan (Adopted December 20, 1993;
            effective January 1, 1994)

 EXHIBIT                                                                                FILE
 NUMBER                 DESCRIPTION                  ORIGINALLY FILED AS EXHIBIT       NUMBER
---------   -----------------------------------  -----------------------------------  ---------
  **10.15   1990 Long Term Incentive Plan        10.14 to Form 10-K of PEC for year   1-8157
            (Adopted November 29, 1989)          ended December 31, 1990

    10.16   Special Recognition Bonus Plan       10.15 to Form 10-K of PEC for year   1-8157
            (Adopted November 29, 1989)          ended December 31, 1990

    10.17   Annual Cash Bonus Plan of Panhandle  19.3 to Form 10-Q of PEC for         1-8157
            Eastern Corporation (Adopted Octo-   quarter ended September 30, 1989
            ber 25, 1989; effective January 1,
            1990)

    10.18   Texas Eastern Deferred Income Pro-   10.9 to Form 10-K of TEC for years   1-7587
            gram; First Amendment, dated Decem-  ended December 31, 1984 and 1986;
            ber 5, 1985; and Second Amendment,   8 to Schedule 14D-9 of TEC, dated
            dated August 15, 1988                January 30, 1989

  **10.19   Panhandle Eastern Corporation 1994   10.18 to Form 10-K of PEC for year   1-8157
            Long Term Incentive Plan             ended December 31, 1993

  **10.20   Agreement, dated November 1, 1989,   10.27 to Form 10-K of PEC for year   1-8157
            between G. L. Mazanec and Panhandle  ended December 31, 1990
            Eastern Corporation

  **10.21   Amendment to Employment Agreement,   10.17 to Form 10-K of PEC for year   1-8157
            effective November 1, 1992, be-      ended December 31, 1992
            tween G. L. Mazanec and Panhandle
            Eastern Corporation

  **10.22   Agreement, dated November 12, 1990,  10.28 to Form 10-K of PEC for year   1-8157
            between D. R. Hendrix and Panhandle  ended December 31, 1990
            Eastern Corporation

  **10.23   Amendment, dated March 12, 1993 to   10.19 to Form 10-K of PEC for year   1-8157
            be effective as of February 24,      ended December 31, 1992
            1993, to Agreement dated November
            12, 1990, between D. R. Hendrix and
            Panhandle Eastern Corporation

  **10.24   Second Amendment, dated December     10.23 to Form 10-K of PEC for year   1-8157
            20, 1993, to Agreement dated         ended December 31, 1993
            November 12, 1990, between Dennis
            Hendrix and Panhandle Eastern
            Corporation

  **10.25   Agreement, dated July 28, 1989,      10.29 to Form 10-K of PEC for year   1-8157
            between James B. Hipple, Panhandle   ended December 31, 1990
            Eastern Corporation and Texas
            Eastern
            Transmission Corporation

  **10.26   Letter, dated May 4, 1992, from      10.21 to Form 10-K of PEC for year   1-8157
            Panhandle Eastern Corporation to     ended December 31, 1992
            James B. Hipple, amending Agreement
            dated July 28, 1989

  **10.27   Agreement, dated November 12, 1990,  10.31 to Form 10-K of PEC for year   1-8157
            between P. J. Burguieres and         ended December 31, 1990
            Panhandle Eastern Corporation

 EXHIBIT                                                                                FILE
 NUMBER                 DESCRIPTION                  ORIGINALLY FILED AS EXHIBIT       NUMBER
---------   -----------------------------------  -----------------------------------  ---------
  **10.28   Agreement, effective January 1,      10.32 to Form 10-K of PEC for year   1-8157
            1991, between P. J. Burguieres and   ended December 31, 1990
            Panhandle Eastern Corporation

  **10.29   Agreement, effective March 1, 1991,  10.24 to Form 10-K of PEC for year   1-8157
            between Paul M. Anderson and         ended December 31, 1991
            Panhandle Eastern Corporation

    10.30   Settlement Agreement, dated July     19.4 to Form 10-Q of PEC for         1-8157
            21, 1986, among Sonatrach,           quarter ended June 30, 1986
            Panhandle Eastern Corporation,
            Panhandle Eastern Pipe Line Company
            and Trunkline LNG Company

    10.31   Amendment, dated August 11, 1986,    19.5 to Form 10-Q of PEC for         1-8157
            to Settlement Agreement, dated July  quarter ended June 30, 1986
            21, 1986, among Sonatrach,
            Panhandle Eastern Corporation,
            Panhandle Eastern Pipe Line Company
            and Trunkline LNG Company

    10.32   Amendment No. 2, dated August 1,     19(e) to Form 10-Q of PEC for        1-8157
            1988, to Settlement Agreement,       quarter ended June 30, 1988
            dated July 21, 1986, among
            Sonatrach, International Petroleum
            Investment Partnership, Panhandle
            Eastern Corporation, Panhandle
            Eastern Pipe Line Company and
            Trunkline LNG Company

    10.33   Purchase Agreement, dated April 26,  19(a) to Form 10-Q of PEC for        1-8157
            1987, between Sonatrading Amsterdam  quarter ended March 31, 1987
            B.V. and Trunkline LNG Company

    10.34   Mutual Assurances Agreement, dated   19(b) to Form 10-Q of PEC for        1-8157
            April 26, 1987, among Sonatrach,     quarter ended March 31, 1987
            Sonatrading Amsterdam B.V., Panhan-
            dle Eastern Corporation and
            Trunkline LNG Company

    10.35   Tanker Utilization Agreement, dated  19(c) to Form 10-Q of PEC for        1-8157
            April 26, 1987, between Sonatrading  quarter ended March 31, 1987
            Amsterdam B.V. and Trunkline LNG
            Company

    10.36   Transportation Agreement, dated      19(d) to Form 10-Q of PEC for        1-8157
            April 26, 1987, between Sonatrach    quarter ended March 31, 1987
            and Trunkline LNG Company

   *13      Panhandle Eastern Corporation 1994
            Annual Report to Stockholders

 EXHIBIT                                                                                FILE
 NUMBER                 DESCRIPTION                  ORIGINALLY FILED AS EXHIBIT       NUMBER
---------   -----------------------------------  -----------------------------------  ---------
    21      List of Certain Subsidiaries of the
            Registrant (each a Delaware
            corporation):
            (a)  Algonquin Energy, Inc.
            (b)  Algonquin Gas Transmission
                 Company
            (c)  Associated Natural Gas
                 Corporation
            (d)  Associated Natural Gas, Inc.
            (e)  Associated Transport and
            Trading
                 Company
            (f)  Centana Energy Corporation
            (g)  National Helium Corporation
            (h)  Panhandle Eastern Pipe Line
                 Company
            (i)  Texas Eastern Arabian, Ltd.
            (j)  Texas Eastern (Bermuda), Ltd.
            (k)  Texas Eastern Corporation
            (l)  Texas Eastern Products
            Pipeline
                 Company
            (m) Texas Eastern Transmission
                 Corporation
            (n)  Trunkline Gas Company

   *23      Consent of KPMG Peat Marwick LLP

   *24      Powers of Attorney

   *27      Financial Data Schedule for
            December 31, 1994

   *99      Definitive Proxy Statement, dated
            March 13, 1995, for the Annual
            Meeting of Stockholders of
            Panhandle Eastern Corporation