Form 10-Q
period 1995-03-31
PANHANDLE EASTERN CORP /DE/
filed 1995-05-11
CIK 351696

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

                   For the Quarter Ended March 31, 1995
                        Commission File No. 1-8157

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

                           Yes:  X      No:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Class                      Outstanding at April 30, 1995
      --------------------------           -----------------------------
      Common Stock, $1 par value                    149,272,766


===========================================================================

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements - Unaudited
                Panhandle Eastern Corporation and Subsidiaries
                       CONSOLIDATED STATEMENT OF INCOME

                                                       Three Months Ended
                                                       March 31
                                                       -------------------
Millions, except per share amounts              1995     1994
- ----------------------------------            -------- --------
Operating Revenues
 Sales of natural gas and petroleum products  $  811.7 $  742.6
 Transportation and storage of natural gas                401.5     369.7
 Other                                            18.9     35.4
                                              -------- --------
   Total (Note 3)                              1,232.1  1,147.7
                                              -------- --------

Costs and Expenses
 Natural gas and petroleum products purchased             759.6     694.2
 Operating and maintenance                       141.3    133.9
 General and administrative                       63.2     68.4
 Depreciation and amortization                    68.8     65.2
 Miscellaneous taxes                              22.5     22.1
                                              -------- --------
   Total                                       1,055.4    983.8
                                              -------- --------

Operating Income                                 176.7    163.9
                                              -------- --------
Other Income and Deductions
 Equity in earnings of unconsolidated affiliates           23.6       1.9
 Other income, net of deductions                  (0.7)     1.5
                                              -------- --------
   Total                                          22.9      3.4
                                              -------- --------
Gross Income                                     199.6    167.3

Interest Expense                                  60.8     58.2
                                              -------- --------
Income before Income Tax                         138.8    109.1

Income Tax                                        54.7     44.3
                                              -------- --------
NET INCOME                                    $   84.1 $   64.8
                                              ======== ========
Average Common Shares Outstanding                149.2    148.1
                                              ======== ========
Earnings per Common Share                     $   0.56 $   0.44
                                              ======== ========
Dividends per Common Share                    $   0.21 $   0.21
                                              ======== ========

         See accompanying notes to consolidated financial statements, including Note 2 for the restatement resulting from a merger.

                Panhandle Eastern Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS

                                              March 31,            December 31,
Millions                                    1995                       1994
- --------                                   ---------            ------------
Current Assets
 Cash and cash equivalents             $    21.6     $    33.3
 Accounts and notes receivable, net        307.9         368.6
 Inventory and supplies                    116.2         124.1
 Other (Notes 3 and 7)                     232.8         285.2
                                       ---------     ---------

   Total                                   678.5         811.2
                                       ---------     ---------

Investments
 Affiliates                                178.6         160.1
 Other                                      76.9          72.7
                                       ---------     ---------

   Total                                   255.5         232.8
                                       ---------     ---------

Plant, Property and Equipment
 Original cost                           8,092.8       8,039.9
 Accumulated depreciation and amortization            (3,108.1) (3,032.1)
                                       ---------     ---------

   Net plant, property and equipment     4,984.7       5,007.8
                                       ---------     ---------

Deferred Charges
 Goodwill, net                             339.5         342.4
 Prepaid pension                           243.8         239.8
 Other (Notes 3 and 7)                     837.0         873.5
                                       ---------     ---------

   Total                                 1,420.3       1,455.7
                                       ---------     ---------


TOTAL ASSETS                           $ 7,339.0     $ 7,507.5
                                       =========     =========

         See accompanying notes to consolidated financial statements, including Note 2 for the restatement resulting from a merger.

                Panhandle Eastern Corporation and Subsidiaries
                         CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                              March 31,            December 31,
Millions, except per share amounts          1995                       1994
- ----------------------------------         ---------               ------------
Current Liabilities
 Long-term debt due within one year     $    8.6      $    4.1
 Notes payable                              97.9           -
 Accounts payable                          269.2         349.4
 Rate refund provisions (Note 3)            54.7          60.2
 Accrued interest                           63.6          65.0
 Taxes payable                              67.3          53.8
 Other (Notes 3 and 7)                     375.0         413.6
                                        --------      --------

   Total                                   936.3         946.1
                                        --------      --------

Deferred Liabilities and Credits
 Deferred income tax (Note 4)            1,210.4       1,184.5
 Deferred revenue - liquefied
   natural gas project                      67.5          69.7
 Other (Notes 3 and 7)                     845.3         908.3
                                        --------      --------

   Total                                 2,123.2       2,162.5
                                        --------      --------

Long-term Debt                           2,187.9       2,363.7
                                        --------      --------

Commitments and Contingent Liabilities
 (Notes 3, 5, 7 and 8)

Common Stockholders' Equity
 Common stock, 149.2 million (1995) and
   149.1 million (1994) shares issued and
   outstanding, $1 par value per share     149.2         149.1
 Paid-in capital                         2,202.2       2,199.8
 Retained earnings (deficit)              (259.8)       (313.7)
                                        --------      --------

   Total (Note 6)                        2,091.6       2,035.2
                                        --------      --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $7,339.0  $7,507.5
                                        ========      ========

         See accompanying notes to consolidated financial statements, including Note 2 for the restatement resulting from a merger.

                Panhandle Eastern Corporation and Subsidiaries
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Three Months Ended
                                                       March 31
                                                       --------------------
Millions                                       1995     1994
- --------                                      -------            -------
Operating Activities
 Net income                                  $  84.1   $  64.8
 Adjustments to reconcile net income to operating
   cash flows:
      Depreciation and amortization             68.8      65.2
      Deferred income tax expense               30.9      25.9
      Earnings of unconsolidated affiliates,
        net of distributions                   (20.7)     (0.2)
      Net pension benefit                       (5.9)     (4.9)
      Other non-cash items in net income         0.9      (5.0)
      Net change in operating assets
        and liabilities                         15.7     (26.3)
                                             -------   -------
 Net Cash Flows Provided by Operating Activities         173.8     119.5
                                             -------   -------
Investing Activities
 Additions to plant, property and equipment    (60.2)    (94.6)
 Net investment increases                       (0.1)     (3.8)
 Property retirements and other                 17.9       4.0
                                             -------   -------
 Net Cash Flows Used in Investing Activities   (42.4)    (94.4)
                                             -------   -------

Financing Activities
 Retirement of debt                           (185.1)    (54.0)
 Issuance of debt                                -        54.0
 Net increase (decrease) in notes payable       97.9     (18.4)
 Common stock issuance                           2.2       8.2
 Dividends paid                                (30.2)    (25.7)
 Other                                         (27.9)      -
                                             -------   -------
 Net Cash Flows Used in Financing Activities  (143.1)    (35.9)
                                             -------   -------

Net Change in Cash
 Decrease in cash and cash equivalents         (11.7)    (10.8)
 Cash and cash equivalents, beginning of period 33.3      77.6
                                             -------   -------

 Cash and Cash Equivalents, End of Period    $  21.6   $  66.8
                                             =======   =======
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)    $  58.8   $  50.2
 Cash paid (received) for income tax            (0.4)     22.4

         See accompanying notes to consolidated financial statements, including Note 2 for the restatement resulting from a merger.

              PANHANDLE EASTERN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. References

    Panhandle Eastern Corporation (PEC) and its subsidiaries (the Company) are involved in the interstate transportation and storage of natural gas, as well as the gathering, processing, marketing and intrastate transportation of natural gas, natural gas liquids (NGLs) and crude oil. The interstate gas transmission operations of Texas Eastern Transmission Corporation (TETCO), Algonquin Gas Transmission Company (Algonquin), Panhandle Eastern Pipe Line Company (PEPL) and Trunkline Gas Company (Trunkline), and the liquefied natural gas (LNG) facilities of Trunkline LNG Company (Trunkline LNG), are subject to the rules, regulations and accounting procedures of the Federal Energy Regulatory Commission
    (FERC). Certain amounts for the prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.

 2. Business Combination

    On December 15, 1994, a wholly-owned subsidiary of PEC merged with Associated Natural Gas Corporation (Associated), and as a result, Associated became a wholly-owned PEC subsidiary. The merger was accounted for under the pooling of interests method of accounting for a business combination and, accordingly, PEC's 1994 consolidated financial statements, where applicable, were restated to include the accounts of Associated.

 3. Natural Gas Revenues and Regulatory Matters

    When rate cases are pending final FERC approval, a portion of revenues collected by each natural gas pipeline is subject to possible refunds. The Company has established adequate reserves where required for such cases. The following is a summary of pending rate cases before FERC and certain regulatory matters.

    FERC Order 636 and Merchant Services

    During 1993, the Company's interstate natural gas pipelines began providing restructured services pursuant to FERC Order 636. This order, which is on appeal to the courts, requires pipeline service restructuring that "unbundles" sales, transportation and storage services. Order 636 provides for the use of the straight fixed-variable
    (SFV) rate design, which assigns return on equity, related taxes and other fixed costs to the reservation component of rates. In addition, Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs).

    TETCO's final and nonappealable Order 636 settlement, implemented on August 1, 1994, provides for the recovery of certain transition costs through volumetric and reservation charges through 2002. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which is dependent upon natural gas prices and deliverability levels. In 1993, the Company established a provision to reflect the impact of the settlement. PEPL's and Trunkline's transition cost recoveries, which are subject to certain challenges that are pending further FERC action, will occur over the next three years.

    At March 31, 1995 and December 31, 1994, the Company's interstate pipelines had recorded approximately $45 million and $280 million
    (1995), and $35 million and $300 million (1994) of current and long-term regulatory assets, respectively, representing transition costs incurred or estimated to be incurred that will be recovered. The Company had estimated current and long-term liabilities recorded of approximately $100 million each at March 31, 1995, and $125 million and $105 million, respectively, at December 31, 1994 related to Order 636 transition costs.

    In the past, during the normal course of business, the Company's interstate pipelines entered into certain gas purchase contracts containing take-or-pay provisions, which may expose the Company to financial risk. PEPL and Trunkline are currently collecting certain take-or-pay settlement costs through volumetric surcharges with interest over a period extending through 1997.

    The U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. The Company's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. If the Company's pipelines ultimately have to reimburse or indemnify the producers, the Company's pipelines will file with FERC to recover a portion of these costs from pipeline customers. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take a substantial period of time to resolve.

    The Company believes the exposure associated with gas purchase contract commitments and the termination of the Company's pipeline merchant services is substantially mitigated by transition cost recoveries pursuant to TETCO's settlement, Order 636 and other mechanisms. As a result, the Company believes that Order 636 transition cost issues and take-or-pay settlement matters will not have a material adverse effect on future consolidated results of operations or financial position.

    Jurisdictional Transportation and Sales Rates

    PEPL - On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases incorporating the SFV rate design. Hearings in these rate proceedings were completed in the first half of 1994 and initial decisions by the FERC Administrative Law Judge
    (ALJ) were received. The cases are pending FERC review of the initial ALJ decisions.

    Effective April 1, 1989, PEPL placed into effect, subject to refund, sales and transportation rates reflecting a restructuring of rates, including seasonal rate structures. PEPL and others are appealing various FERC orders related to these rates. On December 7, 1994, FERC approved a settlement agreement with a majority of the customers which resolves refund matters and terminates other actions for the period these rates were effective for the settling parties.

    Trunkline - On September 1, 1994, Trunkline placed into effect, subject to refund, a general rate increase as a result of a filing made in accordance with terms of a rate case settlement in 1993. An offer of settlement, supported by Trunkline's customers and certified as uncontested by the FERC ALJ, is pending FERC approval.

    Other - The Company's pipelines, pursuant to FERC requirements, requested FERC approval to record the impact of adopting Statement of Financial Accounting Standards (Accounting Standard) No. 109, "Accounting for Income Taxes," including the recognition of a portion of the impact as an increase to stockholders' equity. The FERC accounting branch has denied approval of certain of these requests, pending future rate proceedings, and the Company's pipelines, where approval has been denied, have filed for rehearing. The Company believes the ultimate resolution of this matter will not have a material adverse effect on consolidated financial position.

 4. Income Tax

    The Company's investment tax credit (ITC) carryforward of $71.7 million at December 31, 1994, which is expected to be fully utilized, will begin to expire in 1996 and will be extinguished in 2002 if not utilized sooner. The alternative minimum tax credit carryforward of $78.1 million at December 31, 1994 can be carried forward indefinitely.

 5. Other Contingencies

    TEPPCO Partners, L.P. - TEPPCO Partners, L.P. is a master limited partnership (MLP) that owns and operates a petroleum products pipeline. The Company has a 10.45% ownership interest in the MLP. A subsidiary partnership of the MLP has $349.5 million in First Mortgage Notes outstanding with recourse to the general partner, a subsidiary of PEC. These notes have annual principal payments due through 2010. In the opinion of management, the probability that the subsidiary of PEC will be required to perform under this recourse provision is remote.

    Petrolane Incorporated (Petrolane) - In connection with the sale of Petrolane in 1989, Texas Eastern Corporation (TEC) agreed to indemnify Petrolane against certain obligations for guaranteed leases and environmental matters. Certain of the lease obligations relate to Petrolane's divestiture of supermarket operations prior to its acquisition by TEC and as of December 31, 1994 totaled approximately $84.3 million over the remaining terms of the leases, which expire in 2006. In the opinion of management, the probability that TEC will be required to perform under this indemnity provision is remote.

    Petrolane was named in a suit filed by the city of Fresno, California (the City) in the U.S. District Court for the Eastern District of California on February 18, 1993 seeking contribution from 22 parties for characterization and remediation (assessment and cleanup) costs related to the Fresno Sanitary Landfill (the Landfill). The City, under a mandate from the U.S. Environmental Protection Agency (EPA), is obligated to characterize and remediate environmental contamination at the Landfill, which is on the National Priorities List. One of Petrolane's former subsidiaries is alleged to have disposed of hazardous substances at the Landfill. Since characterization of the Landfill has not been completed, the Company is unable at this time to estimate its share of cleanup costs or the timing of such costs, but expects that this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

    Northern Border Pipeline Company (Northern Border) - Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $184 million for the years 1995 through 2001. In the opinion of management, the probability that PEPL will be required to perform under this guarantee is remote.

 6. Stockholders' Equity

    Under the most restrictive covenants contained in the Company's debt agreements, $825.8 million of PEC's consolidated common stockholders' equity was available for the payment of dividends at March 31, 1995.

 7. Environmental Matters

    TETCO - TETCO is currently conducting PCB (polychlorinated biphenyl) characterization and cleanup programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site characterization, installation of on-site source control equipment and groundwater monitoring wells, and on- and off-site cleanup work. TETCO expects to complete the programs at up to 89 sites in as many as 14 states by the year 2000.

    In addition, TETCO has been conducting PCB remediation work at certain on- and off-site areas pursuant to separate agreements with the states of Pennsylvania and New Jersey. These agreements generally impose cleanup levels that are more stringent than those required by the U.S. Consent Decree.

    In 1987, the Commonwealth of Kentucky instituted suit in state court against TETCO, alleging improper disposal of PCBs at TETCO's three compressor station sites in Kentucky. This suit, which is still pending, seeks penalties for violations of Kentucky environmental statutes. The Company previously established a reserve for potential fines and penalties. In 1991, TETCO and the Commonwealth executed a consent order in which TETCO agreed to perform site assessments at its sites in Kentucky, and this work has been substantially completed. TETCO completed remediation of one of its Kentucky sites in 1994 and plans to remediate another site in 1995.

    At March 31, 1995 and December 31, 1994, TETCO had current and long-term liabilities recorded of $56.4 million and $281.1 million (1995), and $56.4 million and $289.1 million (1994), respectively, for remaining estimated cleanup costs. These cost estimates represent gross cleanup costs expected to be incurred by TETCO, have not been reduced by customer recoveries and do not include fines, penalties or third-party claims. TETCO is recovering 57.5% of cleanup costs in rates pursuant to a stipulation and agreement approved by FERC in 1992. At March 31, 1995 and December 31, 1994, TETCO had current and long-term regulatory assets recorded of $19.3 million and $171.7 million (1995), and $18.6 million and $177.1 million (1994), respectively, representing costs to be recovered.

    TETCO, as well as certain other PEC subsidiaries in some of the cases, are defendants in several private plaintiff suits in various courts. These suits seek relief for actual and punitive damages that allegedly resulted from the release of PCBs and other hazardous substances in violation of federal and state laws. The Company is continuing to defend itself vigorously in these suits.

    PEPL and Trunkline - The Company has identified environmental contamination at up to 53 sites on the PEPL and Trunkline systems and is undertaking remediation programs at these sites. The contamination resulted from the past use of lubricants containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the EPA and appropriate state regulatory agencies on these matters. The environmental cleanup programs are expected to continue until 2002.

    At March 31, 1995 and December 31, 1994, the Company had liabilities recorded of $69.4 million and $70 million, respectively, relating to PEPL and Trunkline PCB, wastewater and disposal area cleanup programs and had regulatory assets recorded of $82.5 million and $82.4 million, respectively, representing costs to be recovered.

    The federal and state cleanup programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. The Company believes the ultimate resolution of matters relating to the cleanup programs will not have a material adverse effect on consolidated results of operations or financial position.

 8. Litigation

    In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, numerous lawsuits have been filed against TETCO and other defendants in the Superior Court of New Jersey, Middlesex County, on behalf of hundreds of individuals seeking compensatory damages for personal injuries and property losses, as well as punitive damages. The property insurers of an apartment complex adjacent to the asphalt plant where the rupture occurred also have filed suit against TETCO and other defendants in Superior Court seeking to recover approximately $10 million for amounts paid under the pertinent policies of insurance. TETCO also has been contacted by hundreds of additional individuals or their attorneys with claims against TETCO. In addition, Quality Materials, Inc., the owner of the asphalt plant, has filed suit in the U.S. District Court for the District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO has filed a counterclaim against Quality Materials, Inc. Discovery is ongoing.

    The findings of an investigation of the incident by the Company and the National Transportation Safety Board (NTSB) indicate third-party damage to be the cause of the rupture. Additionally, an NTSB report found that TETCO's pipeline operations met or exceeded federal safety regulations. The Company expects the resolution of these matters will not have a material adverse effect on consolidated results of operations or financial position.

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

 9. Fair Presentation

    The information as furnished reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of March 31, 1995, and results of operations and cash flows for the three months ended March 31, 1995 and 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided to facilitate increased understanding of the 1995 and 1994 interim consolidated financial statements and accompanying notes presented in Item 1. The discussion of the Company's "Operating Environment and Outlook" addresses key trends and future plans. Material period-to-period variances in the consolidated statement of income are discussed under "Results of Operations." The "Capital Resources, Liquidity and Financial Position" section analyzes cash flows and financial position. Throughout these discussions, management addresses items that are reasonably likely to materially affect future liquidity or earnings.

OPERATING ENVIRONMENT AND OUTLOOK

The changing environment resulting from the restructuring of the natural gas industry has spurred some industry consolidations and additional growth opportunities for the Company, particularly in the market and supply services group. The Company has expanded business opportunities and enhanced operations in supply-area operations, including processing and storage. The Company plans to continue to pursue strategic opportunities that emerge via additional joint ventures, major projects and acquisitions in both the natural gas transmission and market and supply services groups.

In the natural gas transmission group, all traditional pipeline sales services ceased during the fourth quarter of 1994 when Trunkline's unbundled sales contracts expired. Pipeline earnings have generally become more evenly distributed throughout the year as a result of the SFV rate design required by Order 636. The Company's pipelines continue to offer selective discounting to maximize revenues from existing capacity.

The Company continues to advance interstate natural gas pipeline market-expansion projects and new services requested by customers. In addition, Trunkline is holding an open season to determine customer need for underutilized capacity in one of its three parallel lines. At the same time, Trunkline and four petroleum industry companies have announced a study to evaluate the economic feasibility of converting the line to crude oil service. Also being studied is the possibility of utilizing part of the Trunkline LNG terminal for receipt of crude oil. Results of the study and a decision on the pipeline's utilization are expected this summer.

RESULTS OF OPERATIONS

Consolidated net income for the three months ended March 31, 1995 was $84.1 million, or $0.56 per share on 149.2 million average common shares outstanding, compared with $64.8 million, or $0.44 per share on 148.1 million average common shares outstanding, for the same period in 1994.

Operating Income Analysis

Consolidated operating income increased to $176.7 million in the first three months of 1995 compared with $163.9 million for the same period in 1994. These results primarily reflect increases in the Company's natural gas transmission and market and supply services groups, partially offset by reduced LNG ship charters.

              Consolidated Operating Income (Loss) by Business Group

                                                 Three Months Ended March 31
                                               -------------------------------
    Millions                      1995     1994    % Change
    --------                     ------   ------   --------
    Natural Gas Transmission
       TETCO                     $ 78.8   $ 58.8      34
       Algonquin                   21.7     14.7      48
       PEPL                        35.6     46.9     (24)
       Trunkline                   14.6     18.9     (23)
       Other                        1.4      1.3       8
                                 ------   ------    ----
       Total                      152.1    140.6       8
                                 ------   ------    ----

    Market and Supply Services
       Field Services              18.3      8.1     126
       Gas Services                 6.7      9.6     (30)
       ATTCO                        2.2      1.3      69
                                 ------   ------    ----
       Total                       27.2     19.0      43
                                 ------   ------    ----
    Parent and Other               (2.6)     4.3    (160)
                                 ------   ------    ----
    Consolidated Operating Income$176.7   $163.9       8
                                 ======   ======    ====


                            Operating Data

                                                Three Months Ended March 31
                                               ----------------------------
                                   1995     1994   % Change
                                   ----     ----   --------
    Natural Gas Pipeline
      Volumes, Billion Cubic Feet (Bcf)
       Market Area
        TETCO                      333      330         1
        Algonquin                  100       96         4
        PEPL                       191      192        (1)
        Trunkline                   96      130       (26)
        Eliminations               (17)     (23)      (26)
                                   ---      ---       ---
          Total                    703      725        (3)
                                   ---      ---       ---

       Supply Area
        TETCO                       21       32       (34)
        PEPL                        10       10         -
        Trunkline                   31       35       (11)
                                   ---      ---       ---
          Total                     62       77       (19)
                                   ---      ---       ---
       Total Volumes               765      802        (5)
                                   ===      ===       ===

    Market and Supply Services
       Field Services
        Natural gas gathered/processed,
          Bcf/d(1)                 1.7      1.6         6
        Natural gas marketed, Bcf/d0.5      0.2       150
        Natural gas liquids
          production, MBbl/d(2)   53.2     48.8         9
        Helium production, MMcf/d(3)        2.0        2.1  (5)
       Gas Services
        Natural gas marketed, Bcf/d3.6      2.7        33
       ATTCO
        Crude oil pipeline
          volumes, MBbl/d         79.8     34.8       129
        Natural gas liquids pipeline
          volumes, MBbl/d         15.5      9.6        61

    National Methanol Company
       Methanol sales, thousand
         metric tons               111      163       (32)
       MTBE sales, thousand
         metric tons               174       -          -

    ----------
    (1) Billion cubic feet per day.
    (2) Thousand barrels per day.
    (3) Million cubic feet per day.

Natural Gas Transmission

Operating income from the natural gas transmission group increased
$11.5 million, or 8%, to $152.1 million in the first quarter of 1995 compared with the same period in 1994. This improvement occurred despite mild winter season temperatures in 1995, which contributed to an overall decline in transportation volumes.

TETCO - Operating income for TETCO increased $20 million comparing the first three months of 1995 with the same period in 1994. Transportation revenue increased $26.3 million, or 15%, reflecting new projects placed into service in November 1994 and the recovery of transition costs which were offset by a corresponding increase in operating expenses. Excluding transition costs, operating expenses declined due to a $5 million charge to income in the 1994 first quarter related to the Edison, New Jersey pipeline rupture.

Algonquin - Algonquin's operating income increased $3 million in the first three months of 1995 compared with the same period in 1994, excluding a $4 million increase to operating revenues recorded in the first quarter of 1995 related to the favorable resolution of a regulatory issue. Transportation revenue, exclusive of the settlement, increased $3.2 million, or 9%, reflecting revenues from new market-expansion projects placed into service in November 1994.

PEPL - PEPL's operating income decreased $3.5 million comparing the first three months of 1995 with the same period in 1994, excluding a $7.8 million provision reversal recorded in 1994 for the resolution of gas supply matters. Revenues declined $1.6 million due to warmer weather and operating expenses increased $9.7 million, primarily resulting from the provision reversal.

Trunkline - Operating income for Trunkline decreased $4.3 million comparing the first quarters of 1995 and 1994. Transportation and storage revenue declines reflected decreased volumes and margins attributable to warmer weather in the 1995 first quarter. Sales revenue and associated gas purchased costs declined as a result of the elimination of Trunkline's merchant function in late 1994.

Market and Supply Services

Operating income for the market and supply services group increased
$8.2 million, or 43%, comparing the first quarter of 1995 with the same period in 1994. The increase for Field Services was primarily attributable to higher gas processing margins at the Company's National Helium Corporation plant due to lower gas and higher NGL prices. Mild weather, which reduced gas prices and margins on marketed volumes, contributed to a 30% decrease in operating income for Gas Services. Higher crude oil volumes and trading margins increased operating income for Associated Transport and Trading Company.

Other Operating Income - Operating income for the LNG Project decreased
$6.1 million comparing the 1995 and 1994 first quarters, primarily resulting from lower LNG tanker charter revenues.

Other Income and Deductions - The increase of $19.5 million in net other income in the first three months of 1995 compared with the same period in 1994 was the result of higher earnings from investments in affiliates. Equity in earnings from National Methanol Company increased $12.6 million from $1.9 million in the first quarter of 1994, reflecting higher methanol margins and MTBE (methyl tertiary butyl ether) sales in the 1995 first quarter.

Interest Expense - Interest expense in the first three months of 1995 increased $2.6 million compared with the same period in 1994. This increase reflects higher average balances of short-term notes payable as well as slightly higher average long-term debt balances outstanding in 1995.

Accounting Standards

Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," issued in March 1995, will be implemented by the Company in the first quarter of 1996. This standard addresses the accounting for the recognition and measurement of impairment losses for long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used. This standard also addresses the accounting for long-lived assets and certain identifiable intangibles to be disposed of.

The Company is unable at this time to estimate the effect, if any, that adoption of Accounting Standard No. 121 will have on future consolidated results of operations or financial position.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL POSITION

Operating Cash Flow

                                               Three Months Ended
                                               March 31
                                               -------------------
Millions                                              1995    1994
- --------                                             ------  ------
Net Cash Flows Provided by
  Operating Activities                   $173.8    $119.5
                                         ------    ------

Historical Analysis - Operating cash flows increased $54.3 million comparing the three-month period in 1995 to the same period in 1994. This increase reflects higher 1995 earnings and decreased taxes paid, partially offset by increased net cash outflows related to transition cost payments and recoveries.

Order 636 Transition Costs - With implementation of Order 636 and the elimination of pipeline merchant services, the Company's natural gas pipelines are incurring certain costs related to the transition, primarily TETCO's gas purchase contract commitments. At March 31, 1995, the Company's gross commitments under gas purchase contracts that do not contain market-sensitive pricing provisions were approximately $135 million, $100 million, $80 million, $65 million and $40 million for the years 1995 through 1999, respectively, with no significant amounts thereafter. These estimates reflect significant assumptions regarding deliverability and escalation clauses.

TETCO's final and nonappealable Order 636 settlement, implemented on August 1, 1994, provides for the recovery of certain transition costs through volumetric and reservation charges through 2002. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which is dependent upon natural gas prices and deliverability levels. In 1993, the Company established a provision to reflect the impact of the settlement. PEPL's and Trunkline's transition cost recoveries, which are subject to certain challenges pending before FERC, will occur over the next three years. See Note 3 of the Notes to Consolidated Financial Statements.

During the next two to three years, above-market gas purchase contract payments by the pipelines are expected to exceed transition cost collections from customers. Net cash receipts related to transition costs are expected to occur in periods thereafter. Cash requirements related to transition costs will be funded by cash from operations and/or available credit facilities.

The Company believes the exposure associated with gas purchase contract commitments and the termination of the Company's pipeline merchant services are substantially mitigated by transition cost recovery pursuant to TETCO's settlement, Order 636 and other mechanisms.

Environmental Matters - The Company believes it will be able to fund the TETCO, PEPL and Trunkline PCB and other cleanup program costs from recoveries and other cash flows. See Note 7 of the Notes to Consolidated Financial Statements. Also, as discussed in Note 5 of the Notes to Consolidated Financial Statements, the Company is unable at this time to estimate its share or the timing of cleanup costs related to the Fresno Sanitary Landfill.

Litigation - In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, numerous lawsuits have been filed against TETCO and other defendants in the Superior Court of New Jersey, Middlesex County, on behalf of hundreds of individuals seeking compensatory damages for personal injuries and property losses, as well as punitive damages. The property insurers of an apartment complex adjacent to the asphalt plant where the rupture occurred also have filed suit against TETCO and other defendants in Superior Court seeking to recover approximately $10 million for amounts paid under the pertinent policies of insurance. TETCO has also been contacted by hundreds of additional individuals or their attorneys with claims against TETCO. In addition, Quality Materials, Inc., the owner of the asphalt plant, has filed suit in the U.S. District Court for the District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO has filed a counterclaim against Quality Materials, Inc. Discovery is ongoing.

The findings of an investigation of the incident by the Company and the NTSB indicate third-party damage to be the cause of the rupture. Additionally, an NTSB report found that TETCO's pipeline operations met or exceeded federal safety regulations.

Other - The Company expects to generate sufficient future taxable income from operations to fully utilize deferred tax assets, net of valuation allowance, including the ITC carryforward. However, if needed, the Company could implement tax-planning strategies to accelerate approximately $140 million of taxable income prior to expiration of the ITC.

On September 1, 1994, Trunkline placed into effect, subject to refund, a general rate increase as a result of a filing made in accordance with terms of a rate case settlement in 1993. An offer of settlement, supported by Trunkline's customers and certified as uncontested by the FERC ALJ, is pending FERC approval.

See Notes 3 and 5 of the Notes to Consolidated Financial Statements for a discussion of certain other regulatory proceedings and other contingencies.

The Company believes the regulatory, environmental and legal issues discussed above will not have a material adverse effect on consolidated results of operations, financial position or liquidity. During the next 12 months, cash requirements for operations are expected to be funded by cash from operations, debt issuances, periodic sales of trade receivables with limited recourse and/or available credit facilities.

Investing Cash Flow

                                                       Three Months Ended
                                                       March 31
                                              --       ---------------------
Millions                                             1995       1994
- --------                                             -----      -----
Net Cash Flows Used in Investing Activities            $42.4         $94.4
                                                -----           -----

Capital Expenditures - Capital expenditures totaled $60.2 million in the first three months of 1995, compared with $94.6 million for the same period in 1994. Capital expenditures for 1995 are expected to approximate $450 million, with approximately 60% for the natural gas transmission group and 40% for the market and supply services group. Expenditures for market-expansion projects will total approximately $260 million in 1995, including costs to place in service additional firm transportation for the Company's natural gas
transmission group.   Also included are costs for the purchase/construction
of additional facilities which will enable the Company's market and supply services group to provide expanded services for natural gas producers and other customers in the Gulf Coast region. Capital expenditures are being funded by cash from operations, debt issuances and/or available credit facilities.

The Company has submitted plans to the appropriate state and/or federal agencies in order to fully comply with the Clean Air Act Amendments of 1990 (the Amendments). While regulatory review of these plans is currently underway, the Company estimates that capital expenditures necessary to comply with the requirements of the Amendments and associated regulations are approximately $50 million, with an estimated $20 million to be spent in 1995. Management believes any expenditures necessary will be eligible for recovery in rates.

Financing Cash Flow

                                                       Three Months Ended
                                                       March 31
                                               -        --------------------
Millions                                               1995     1994
- --------                                              ------    -----
Net Cash Flows Used in Financing Activities            $143.1        $35.9
                                                 ------         -----

Debt and Credit Facilities - In April 1995, PEC issued $100 million of 30-year debentures bearing interest at 8 5/8%. PEC has a variable-rate, bank credit agreement that permits PEC to borrow up to $600 million. PEPL and TETCO also have variable-rate, bank credit agreements that permit these subsidiaries to borrow up to $200 million on a combined basis. At March 31, 1995, there were no amounts outstanding under any of these agreements.

Stockholders Equity - The board of directors increased the quarterly dividend on common stock from $0.21 to $0.225 per common share effective with the 1995 second quarter.

Financing Requirements - Dividends and debt repayments for the next 12 months, along with operating and investing requirements, are expected to be funded by cash from operations, debt issuances and/or available credit facilities. PEC filed a shelf registration statement with the Securities and Exchange Commission (SEC) on April 25, 1995, which was declared effective May 1, 1995, for the issuance of up to $200 million in unsecured debt securities. Pursuant to this registration statement, PEC intends to issue $100 million of 10-year notes bearing interest at 7.25% on May 17, 1995. As of the date of this report, TETCO and PEPL each have effective shelf registration statements with the SEC for the issuance of $100 million each of unsecured debt securities.

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes 3, 5, 7 and 8 of the Notes to Consolidated Financial Statements in
Part I of this Report, which are incorporated herein by reference.  See also
Item 3 of PEC's Annual Report on Form 10-K for the year ended
December 31, 1994.

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

(b) Reports on Form 8-K - A Current Report on Form 8-K was filed on March 3, 1995 under Item 7, "Financial Statements and Exhibits" to file consolidated financial statements and related schedules of PEC as of September 30, 1994 (restated for the merger with Associated Natural Gas Corporation) and December 31, 1994.

                                SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief financial officer.




                                PANHANDLE EASTERN CORPORATION
                                        (Registrant)


                                 /s/ James B. Hipple

                           --------------------------------------
                           James B. Hipple, Senior Vice President
                             and Chief Financial Officer



Date:  May 11, 1995