Form 10-Q
period 1995-06-30
PANHANDLE EASTERN CORP ET AL
filed 1995-08-11
CIK 351696

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

                   For the Quarter Ended June 30, 1995
                        Commission File No. 1-8157

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

                           Yes:  X      No:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Class                      Outstanding at July 31, 1995
      --------------------------           ----------------------------
      Common Stock, $1 par value                    149,738,305


===========================================================================

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements - Unaudited
                Panhandle Eastern Corporation and Subsidiaries
                       CONSOLIDATED STATEMENT OF INCOME

                                                        Periods Ended June 30
                                        Three Months            Six Months
                                      ------------------        ------------------
Millions, except per share amounts     1995      1994    1995           1994
- ----------------------------------   --------  --------               --------  --------
Operating Revenues
 Sales of natural gas and
   petroleum products        $  918.3          $  779.4               $1,730.0  $1,522.0
 Transportation and storage of
   natural gas                  356.4   341.7     757.9   711.4
 Other                            8.6    23.7      27.5    59.1
                             --------          --------               --------  --------
   Total (Note 3)             1,283.3           1,144.8 2,515.4        2,292.5
                             --------          --------               --------  --------

Costs and Expenses
 Natural gas and petroleum
   products purchased           851.3   724.0   1,610.9 1,418.2
 Operating and maintenance      134.6   132.7     275.9   266.6
 General and administrative      45.1    60.0     108.3   128.4
 Depreciation and amortization   69.5    65.1     138.3   130.3
 Miscellaneous taxes             21.8    17.1      44.3    39.2
                             --------          --------               --------  --------
   Total                      1,122.3   998.9   2,177.7 1,982.7
                             --------          --------               --------  --------

Operating Income                161.0   145.9     337.7   309.8
                             --------          --------               --------  --------
Other Income and Deductions
 Equity in earnings of
   unconsolidated affiliates      9.7    10.6      33.3    12.5
 Other income, net of deductions  4.2     0.8       3.5     2.3
                             --------          --------               --------  --------
   Total                         13.9    11.4      36.8    14.8
                             --------          --------               --------  --------
Gross Income                    174.9   157.3     374.5   324.6

Interest Expense                 62.6    60.4     123.4   118.6
                             --------          --------               --------  --------
Income before Income Tax        112.3    96.9     251.1   206.0

Income Tax                       44.8    40.8      99.5    85.1
                             --------          --------               --------  --------
NET INCOME                   $   67.5          $   56.1               $  151.6  $  120.9
                             ========          ========               ========  ========
Average Common Shares Outstanding       149.5     148.6   149.3          148.3
                             ========          ========               ========  ========
Earnings per Common Share    $   0.45          $   0.38               $   1.02  $   0.82
                             ========          ========               ========  ========
Dividends per Common Share   $  0.225          $   0.21               $  0.435  $   0.42
                             ========          ========               ========  ========

         See accompanying notes to consolidated financial statements, including Note 2 for the restatement resulting from a merger.

                Panhandle Eastern Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS

                                              June 30,             December 31,
Millions                                     1995                      1994
- --------                                   ---------            ------------
Current Assets
 Cash and cash equivalents             $    48.3     $    33.3
 Accounts and notes receivable, net        426.3         368.6
 Inventory and supplies                    131.6         124.1
 Other (Notes 3 and 7)                     230.2         285.2
                                       ---------     ---------

   Total                                   836.4         811.2
                                       ---------     ---------

Investments
 Affiliates                                164.7         160.1
 Other                                      72.6          72.7
                                       ---------     ---------

   Total                                   237.3         232.8
                                       ---------     ---------

Plant, Property and Equipment
 Original cost                           8,151.2       8,039.9
 Accumulated depreciation and amortization            (3,152.9) (3,032.1)
                                       ---------     ---------

   Net plant, property and equipment     4,998.3       5,007.8
                                       ---------     ---------

Deferred Charges
 Goodwill, net                             336.6         342.4
 Prepaid pension                           249.1         239.8
 Other (Notes 3 and 7)                     789.6         873.5
                                       ---------     ---------

   Total                                 1,375.3       1,455.7
                                       ---------     ---------


TOTAL ASSETS                           $ 7,447.3     $ 7,507.5
                                       =========     =========

         See accompanying notes to consolidated financial statements, including Note 2 for the restatement resulting from a merger.

                Panhandle Eastern Corporation and Subsidiaries
                         CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                              June 30,             December 31,
Millions, except per share amounts           1995                      1994
- ----------------------------------         ---------               ------------
Current Liabilities
 Long-term debt due within one year     $   22.4      $    4.1
 Notes payable                              14.3           -
 Accounts payable                          254.2         349.4
 Rate refund provisions (Note 3)            57.5          60.2
 Accrued interest                           71.7          65.0
 Taxes payable                              54.9          53.8
 Other (Notes 3 and 7)                     353.6         413.6
                                        --------      --------

   Total                                   828.6         946.1
                                        --------      --------

Deferred Liabilities and Credits
 Deferred income tax (Note 4)            1,234.3       1,184.5
 Deferred revenue - liquefied
   natural gas project                      65.3          69.7
 Other (Notes 3 and 7)                     813.2         908.3
                                        --------      --------

   Total                                 2,112.8       2,162.5
                                        --------      --------

Long-term Debt                           2,373.7       2,363.7
                                        --------      --------

Commitments and Contingent Liabilities
 (Notes 3, 5, 7 and 8)

Common Stockholders' Equity
 Common stock, 149.7 million (1995) and
   149.1 million (1994) shares issued and
   outstanding, $1 par value per share     149.7         149.1
 Paid-in capital                         2,208.4       2,199.8
 Retained earnings (deficit)              (225.9)       (313.7)
                                        --------      --------

   Total (Note 6)                        2,132.2       2,035.2
                                        --------      --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $7,447.3  $7,507.5
                                        ========      ========

         See accompanying notes to consolidated financial statements, including Note 2 for the restatement resulting from a merger.

                Panhandle Eastern Corporation and Subsidiaries
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Six Months Ended
                                                       June 30
                                                       --------------------
Millions                                       1995     1994
- --------                                      -------            -------
Operating Activities
 Net income                                  $ 151.6   $ 120.9
 Adjustments to reconcile net income to operating
   cash flows:
      Depreciation and amortization            138.3     130.3
      Deferred income tax expense               53.0      42.4
      Earnings of unconsolidated affiliates,
        net of distributions                    (5.0)     (7.1)
      Net pension benefit                      (10.9)    (10.0)
      Other non-cash items in net income       (13.3)    (15.7)
      Net change in operating assets
        and liabilities                        (85.3)     53.3
                                             -------   -------
 Net Cash Flows Provided by Operating Activities         228.4     314.1
                                             -------   -------
Investing Activities
 Additions to plant, property and equipment   (132.5)   (287.5)
 Net investment decreases (increases)            0.3      (1.0)
 Property retirements and other                 10.7      13.6
                                             -------   -------
 Net Cash Flows Used in Investing Activities  (121.5)   (274.9)
                                             -------   -------

Financing Activities
 Retirement of debt                           (185.1)    (54.0)
 Issuance of debt                              200.0      60.0
 Net increase (decrease) in notes payable       14.3     (14.7)
 Common stock issuance                           8.4      11.9
 Dividends paid                                (63.8)    (51.4)
 Other                                         (65.7)      -
                                             -------   -------
 Net Cash Flows Used in Financing Activities   (91.9)    (48.2)
                                             -------   -------

Net Change in Cash
 Increase (decrease) in cash and cash equivalents         15.0      (9.0)
 Cash and cash equivalents, beginning of period 33.3      77.6
                                             -------   -------

 Cash and Cash Equivalents, End of Period    $  48.3   $  68.6
                                             =======   =======
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)    $ 108.8   $  98.9
 Cash paid for income tax                       43.3      49.8

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

    At June 30, 1995 and December 31, 1994, the Company's interstate pipelines had recorded approximately $50 million and $265 million
    (1995), and $35 million and $300 million (1994) of current and long-term regulatory assets, respectively, representing transition costs incurred or estimated to be incurred that will be recovered. The Company had estimated current and long-term liabilities recorded of approximately $90 million and $85 million at June 30, 1995, and $125 million and $105 million, respectively, at December 31, 1994 related to Order 636 transition costs.

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

    Jurisdictional Transportation and Sales Rates

    PEPL - On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases incorporating the SFV rate design. Hearings in these rate proceedings were completed in the first half of 1994. The FERC issued an order on May 25, 1995 on the earlier rate proceeding and PEPL has requested rehearing of that order. The latter rate proceeding is pending FERC review of the initial Administrative Law Judge decision.

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

    Trunkline - On September 1, 1994, Trunkline placed into effect, subject to refund, a general rate increase as a result of a filing made in accordance with terms of a rate case settlement in 1993. An offer of settlement, supported by Trunkline's customers, was approved by FERC on July 6, 1995, subject to rehearing.

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

    Petrolane was named in a suit filed by the city of Fresno, California (the City) in the U.S. District Court for the Eastern District of California on February 18, 1993 seeking contribution from 22 parties for assessment and cleanup costs related to the Fresno Sanitary Landfill.
    A tentative settlement has been reached between Petrolane and the City resolving all claims. The amount of the settlement will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

 6. Stockholders' Equity

    Under the most restrictive covenants contained in the Company's debt agreements, $804.5 million of PEC's consolidated common stockholders' equity was available for the payment of dividends at June 30, 1995.

 7. Environmental Matters

    TETCO - TETCO is currently conducting PCB (polychlorinated biphenyl) characterization (assessment) and cleanup programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site characterization, installation of on-site source control equipment and groundwater monitoring wells, and on- and off-site cleanup work. TETCO expects to complete the programs at up to 89 sites in as many as 14 states by the year 2000.

    In addition, TETCO has been conducting PCB remediation (cleanup) work at certain on- and off-site areas pursuant to separate agreements with the states of Pennsylvania and New Jersey. These agreements generally impose cleanup levels that are more stringent than those required by the U.S. Consent Decree.

    In 1987, the Commonwealth of Kentucky instituted suit in state court against TETCO, alleging improper disposal of PCBs at TETCO's three compressor station sites in Kentucky. This suit, which is still pending, seeks penalties for violations of Kentucky environmental statutes. The Company previously established a reserve for potential fines and penalties. In 1991, TETCO and the Commonwealth executed a consent order in which TETCO agreed to perform site assessments at its sites in Kentucky, and this work has been substantially completed. TETCO completed remediation of one of its Kentucky sites in 1994 and is remediating another site in 1995.

    At June 30, 1995 and December 31, 1994, TETCO had current and long-term liabilities recorded of $55.1 million and $275.7 million (1995), and $56.4 million and $289.1 million (1994), respectively, for remaining estimated cleanup costs. These cost estimates represent gross cleanup costs expected to be incurred by TETCO, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims. TETCO is recovering 57.5% of cleanup costs in rates pursuant to a stipulation and agreement approved by FERC in 1992. At June 30, 1995 and December 31, 1994, TETCO had current and long-term regulatory assets recorded of $20 million and $166 million (1995), and $18.6 million and $177.1 million (1994), respectively, representing costs to be recovered.

    TETCO, as well as certain other PEC subsidiaries in some of the cases, are defendants in several private plaintiff suits in various courts. These suits seek relief for actual and punitive damages that allegedly resulted from the release of PCBs and other hazardous substances in violation of federal and state laws. The Company is continuing to defend itself vigorously in these suits.

    PEPL and Trunkline - The Company has identified environmental contamination at up to 53 sites on the PEPL and Trunkline systems and is undertaking remediation programs at these sites. The contamination resulted from the past use of lubricants containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the U.S. Environmental Protection Agency and appropriate state regulatory agencies on these matters. The environmental cleanup programs are expected to continue until 2002.

    At June 30, 1995 and December 31, 1994, the Company had undiscounted liabilities recorded of $71.1 million and $70 million, respectively, relating to PEPL and Trunkline PCB, wastewater and disposal area cleanup programs and had regulatory assets recorded of $81.4 million and $82.4 million, respectively, representing costs to be recovered from customers.

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

 9. Fair Presentation

    The information as furnished reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of June 30, 1995, results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994.

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

OPERATING ENVIRONMENT AND OUTLOOK

The changing environment resulting from the restructuring of the natural gas industry has spurred some industry consolidations and additional growth opportunities for the Company, particularly in the market and supply services group. The Company has expanded business opportunities and enhanced operations in supply-area operations, including processing and storage, while also continuing to advance interstate natural gas pipeline market-expansion projects and new services requested by customers. The Company plans to continue to pursue strategic opportunities that emerge via additional joint ventures, major projects and acquisitions in both the natural gas transmission and market and supply services groups.

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

RESULTS OF OPERATIONS

Consolidated net income for the six months ended June 30, 1995 was $151.6 million, or $1.02 per share on 149.3 million average common shares outstanding, compared with $120.9 million, or $0.82 per share on 148.3 million average common shares outstanding, for the same period in 1994.

Operating Income Analysis

Consolidated operating income increased to $337.7 million in the first six months of 1995 compared with $309.8 million for the same period in 1994. These results reflect improvements in the Company's natural gas transmission and market and supply services groups, and a $10.4 million provision reversal recorded in the second quarter of 1995 associated with the LNG project.

Con          solidated Operating Income by Business Group

                                                 Six Months Ended June 30
                                               -------------------------------
    Millions                      1995     1994    % Change
    --------                     ------   ------   --------
    Natural Gas Transmission
       TETCO                     $155.3   $124.2      25
       Algonquin                   39.7     37.9       5
       PEPL                        63.6     75.7     (16)
       Trunkline                   22.6     25.9     (13)
       Other                        2.6      2.7      (4)
                                 ------   ------    ----
       Total                      283.8    266.4       7
                                 ------   ------    ----

    Market and Supply Services
       Field Services              36.0     18.9      90
       Market Services              8.4     16.4     (49)
       ATTCO                        4.5      4.0      13
                                 ------   ------    ----
       Total                       48.9     39.3      24
                                 ------   ------    ----
    Parent and Other                5.0      4.1      22
                                 ------   ------    ----
    Consolidated Operating Income$337.7   $309.8       9
                                 ======   ======    ====


                            Operating Data

                                                 Six Months Ended June 30
                                                ----------------------------
                                   1995     1994   % Change
                                  ------   ------  --------
    Natural Gas Pipeline Volumes,
      Billion Cubic Feet (Bcf)
       Market Area
        TETCO                       572      567        1
        Algonquin                   171      145       18
        PEPL                        325      324        -
        Trunkline                   188      243      (23)
        Eliminations                (25)     (46)     (46)
                                  -----    -----      ---
          Total                   1,231              1,233   -
                                  -----    -----      ---

       Supply Area
        TETCO                        51       68      (25)
        PEPL                         21       21        -
        Trunkline                    52       57       (9)
                                  -----    -----      ---
          Total                     124      146      (15)
                                  -----    -----      ---
       Total Volumes              1,355              1,379  (2)
                                  =====    =====      ===

    Market and Supply Services
       Field Services
        Natural gas gathered/processed,
          Bcf/d(1)                  1.7      1.6        6
        Natural gas marketed, Bcf/d 0.5      0.2      150
        NGLs production, MBbl/d(2) 53.2     48.5       10
        Helium production, MMcf/d(3)         1.9       2.0  (5)
       Market Services
        Natural gas marketed, Bcf/d 3.6      2.8       29
       ATTCO
        Crude oil pipeline
          volumes, MBbl/d          78.2     40.5       93
        NGLs pipeline volumes, MBbl/d       16.9      11.6  46

    National Methanol Company
       Methanol sales, thousand
        metric tons                 280      392      (29)
       MTBE sales, thousand metric tons      338        -    -

    ----------
    (1) Billion cubic feet per day.
    (2) Thousand barrels per day.
    (3) Million cubic feet per day.

Natural Gas Transmission

Operating income from the natural gas transmission group increased $17.4 million, or 7%, to $283.8 million in the first six months of 1995 compared with the same period in 1994. This increase was primarily attributable to new incremental projects on TETCO and Algonquin.

TETCO - Operating income for TETCO increased $31.1 million comparing the first six months of 1995 with the same period in 1994. Transportation revenue increased $41.3 million, or 12%, as a result of new incremental projects and the recovery of transition costs which were offset by a corresponding increase in operating expenses. Operating expenses, excluding transition costs, declined due to a $5 million charge to income in 1994 related to the Edison, New Jersey pipeline rupture and cost-management initiatives in 1995.

Algonquin - Algonquin's operating income increased $1.8 million in the first six months of 1995 compared with the same period in 1994. Revenues increased $2.6 million, or 3%, reflecting transportation revenues from new incremental projects and a $4 million favorable resolution of a regulatory issue recorded in the first quarter of 1995. Partially offsetting the increase in net revenues was an $8 million benefit recorded in the second quarter of 1994 related to the settlement of certain rate cases.

PEPL - PEPL's operating income decreased $1.5 million comparing the first six months of 1995 with the same period in 1994, excluding $10.6 million of nonrecurring expense reductions recorded in 1994 for the resolution of gas supply matters. Increased transportation revenue partially offset reduced storage revenue.

Trunkline - Operating income for Trunkline decreased $3.3 million comparing the first six months of 1995 with the same period in 1994. Decreased transportation revenue due to lower volumes attributable to warmer weather during the first six months of 1995 was partially offset by lower operating costs. Sales revenue and associated gas purchased costs declined as a result of the elimination of Trunkline's merchant function in late 1994.

Market and Supply Services

The June 30, 1994 consolidated financial statements have been restated to include Associated's results for the periods ended March 31, 1994 due to Associated's fiscal year end of September 30 prior to the merger. Therefore, operating results for the six months ended June 30, 1995 include only three months of the heating season, while the comparative 1994 period includes the entire heating season. This creates some unfavorable operating income comparisons since this season has historically provided more favorable pricing and margins.

Operating income for the market and supply services group increased
$9.6 million, or 24%, comparing the first six months of 1995 with the same period in 1994. The increase of $17.1 million for Field Services was attributable mainly to higher natural gas processing margins and volumes. In addition to the effects of the non-comparable periods discussed above, mild weather, which reduced gas prices and margins on marketed volumes, contributed to a 49% decrease in operating income for Market Services, despite higher volumes marketed. Higher crude oil volumes increased operating income for Associated Transport and Trading Company.

Other Operating Income - Operating income for the LNG Project increased
$1.4 million comparing the first six months of 1995 with the same period in 1994. A $10.4 million provision reversal recorded in the second quarter of 1995 was partially offset by lower LNG tanker charter revenues. Both of the LNG tankers are under charters that began in the third quarter 1995 and terminate in the first quarter 1996.

Other Income and Deductions - The increase of $22 million in net other income in the first six months of 1995 compared with the same period in 1994 was the result of higher earnings from investments in affiliates. Equity in earnings from National Methanol Company increased $12.6 million reflecting higher methanol margins and MBTE (methyl tertiary butyl ether) sales in 1995. Also contributing to the increase was a $5.1 million increase in earnings from Midland Cogeneration Venture.

Interest Expense - Interest expense in the first six months of 1995 increased $4.8 million compared with the same period in 1994, primarily as a result of higher average debt balances outstanding.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL POSITION

Operating Cash Flow

                                               Six Months Ended
                                               June 30
                                               ------------------
Millions                                              1995    1994
- --------                                             ------  ------
Net Cash Flows Provided by
  Operating Activities                   $228.4    $314.1
                                         ------    ------

Historical Analysis - Operating cash flows decreased $85.7 million comparing the six-month period in 1995 to the same period in 1994. This decrease reflects increased net cash outflows related to transition cost payments and recoveries, and increases in accounts receivable, partially offset by higher 1995 earnings.

Order 636 Transition Costs - With implementation of Order 636 and the elimination of pipeline merchant services, the Company's natural gas pipelines are incurring certain costs related to the transition, primarily TETCO's gas purchase contract commitments. At June 30, 1995, TETCO's gross commitments under gas purchase contracts that do not contain market-sensitive pricing provisions were approximately $135 million, $110 million, $90 million, $65 million and $25 million for the years 1995 through 1999, respectively, with no significant amounts thereafter. These estimates reflect significant assumptions regarding deliverability and escalation clauses.

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

During the next two to three years, above-market gas purchase contract payments by TETCO are expected to exceed transition cost collections from customers. Net cash receipts related to transition costs are expected to occur in periods thereafter. Cash requirements related to transition costs will be funded by cash from operations and/or available credit facilities.

The Company believes the exposure associated with gas purchase contract commitments and the termination of the Company's pipeline merchant services are substantially mitigated by transition cost recoveries pursuant to TETCO's settlement, Order 636 and other mechanisms.

Environmental Matters - The Company believes it will be able to fund the TETCO, PEPL and Trunkline PCB and other cleanup program costs from recoveries from customers and other cash flows. See Note 7 of the Notes to Consolidated Financial Statements.

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

On September 1, 1994, Trunkline placed into effect, subject to refund, a general rate increase as a result of a filing made in accordance with terms of a rate case settlement in 1993. An offer of settlement, supported by Trunkline's customers, was approved by FERC on July 6, 1995, subject to rehearing.

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

Investing Cash Flow

                                                       Six Months Ended
                                                       June 30
                                              --       ---------------------
Millions                                              1995      1994
- --------                                             ------    ------
Net Cash Flows Used in Investing Activities            $121.5       $274.9
                                                ------         ------

Capital Expenditures - Capital expenditures totaled $132.5 million in the first six months of 1995, compared with $287.5 million for the same period in 1994. Expenditures in 1994 included the purchase of certain intrastate natural gas pipeline, storage and processing facilities in south Texas for more than $100 million.

Capital expenditures for 1995 are expected to approximate $465 million, with approximately 55% for the natural gas transmission group and 45% for the market and supply services group. Expenditures for market-expansion projects will total approximately $260 million in 1995, including costs to place in service additional firm transportation for the Company's natural gas
transmission group.   Also included are costs of additional facilities which
will enable the Company's market and supply services group to provide expanded services for natural gas producers and other customers in the Gulf Coast and Mid-Continent regions. Capital expenditures are being funded by cash from operations, debt issuances and/or available credit facilities.

In addition, the Company is pursuing a proposed joint pipeline project along with several partners to access natural gas reserves located near offshore Nova Scotia. This project, the Maritimes and Northeast Pipeline Project, is planned to be in operation in 1999. The Company, along with several other international energy companies, is also participating in the development of an integrated gas and power project to be located near Aguaytia, Peru.

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

Financing Cash Flow

                                                       Six Months Ended
                                                       June 30
                                               -        -------------------
Millions                                               1995     1994
- --------                                               -----    -----
Net Cash Flows Used in Financing Activities            $91.9         $48.2
                                           -----       -----

Debt and Credit Facilities - In April 1995, PEC issued $100 million of 30-year debentures bearing interest at 8 5/8%. In May 1995, PEC issued $100 million of 10-year notes bearing interest at 7.25%. PEC has a variable-rate, bank credit agreement that permits PEC to borrow up to $600 million. PEPL and TETCO also have variable-rate, bank credit agreements that permit these subsidiaries to borrow up to $200 million on a combined basis. At June 30, 1995, there were no amounts outstanding under any of these agreements.

Stockholders Equity - The board of directors increased the quarterly dividend on common stock from $0.21 to $0.225 per common share effective with the 1995 second quarter.

Financing Requirements - Dividends and debt repayments for the next 12 months, along with operating and investing requirements, are expected to be funded by cash from operations, debt issuances and/or available credit facilities. As of the date of this report, PEC, TETCO and PEPL each have effective shelf registration statements with the Securities and Exchange Commission for the issuance of $100 million each of unsecured debt securities.

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

The Company does not expect Accounting Standard No. 121 to have a significant effect on consolidated results of operations or financial position upon adoption.

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes 3, 5, 7 and 8 of the Notes to Consolidated Financial Statements in
Part I of this Report, which are incorporated herein by reference.  See also
Item 3 of PEC's Annual Report on Form 10-K for the year ended
December 31, 1994.

Item 4.  Submission of Matters to a Vote of Security Holders

The 1995 Annual Meeting of Stockholders of PEC was held on April 26, 1995. The only matter submitted to a vote of stockholders was the election of four directors for three-year terms expiring at the 1998 Annual Meeting. As a result of voting by stockholders present in person or by proxy, 132,490,728 shares of common stock were cast in favor of Charles W.
Duncan, Jr. and 2,321,519 were withheld. With respect to Harry E. Ekblom, 132,502,793 shares were cast in favor, and 2,309,453 were withheld. Dennis Hendrix received 132,500,212 shares in favor and 2,312,034 were withheld. Ralph S. O'Connor received 132,496,486 shares in favor, with 2,315,760 shares withheld.

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

(b)  Reports on Form 8-K

A Current Report on Form 8-K dated April 11, 1995 was filed under Item 5, "Other Events" and Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits" to report an underwriting agreement entered into for the public offering of certain debentures.

A Current Report on Form 8-K dated May 16, 1995 was filed under Item 5, "Other Events" and Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits" to report an underwriting agreement entered into for the public offering of certain notes.

                                SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief accounting officer.




                                PANHANDLE EASTERN CORPORATION
                                        (Registrant)


                                  /s/ Sandra P. Meyer

                               -------------------------------
                               Sandra P. Meyer, Vice President
                                 and Controller



Date:  August 11, 1995


































21