Form 10-Q
period 1995-09-30
PANHANDLE EASTERN CORP ET AL
filed 1995-11-14
CIK 351696

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

               For the Quarter Ended September 30, 1995
                        Commission File No. 1-8157

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

                           Yes:  X      No:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Class                      Outstanding at October 31, 1995
      --------------------------           -------------------------------
      Common Stock, $1 par value                      150,126,927


===========================================================================

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements - Unaudited
                Panhandle Eastern Corporation and Subsidiaries
                       CONSOLIDATED STATEMENT OF INCOME

                                                        Periods Ended September 30
                                        Three Months                Nine Months
                                      ------------------         ------------------
Millions, except per share amounts     1995      1994    1995                1994
----------------------------------   --------  --------                    --------  --------
Operating Revenues
 Sales of natural gas and
   petroleum products        $  746.4          $  751.8                    $2,476.4  $2,273.8
 Transportation and storage of
   natural gas                  370.4   351.1   1,128.3 1,062.5
 Other                           16.9    21.3      44.4    80.4
                             --------          --------                    --------  --------
   Total (Note 3)             1,133.7 1,124.2   3,649.1 3,416.7
                             --------          --------                    --------  --------
Costs and Expenses
 Natural gas and petroleum
   products purchased           682.9   701.8   2,293.8 2,120.0
 Operating and maintenance      149.4   145.5     432.4   420.7
 General and administrative      51.5    58.4     152.7   175.8
 Depreciation and amortization   70.0    59.8     208.3   190.1
 Miscellaneous taxes             21.3    22.0      65.6    63.6
                             --------          --------                    --------  --------
   Total                        975.1   987.5   3,152.8 2,970.2
                             --------          --------                    --------  --------
Operating Income                158.6   136.7     496.3   446.5
                             --------          --------                    --------  --------
Other Income and Deductions
 Equity in earnings of
   unconsolidated affiliates     11.0    11.7      44.3    24.2
 Gains (losses) on the sale
   of assets                      7.5    (1.4)      6.9    (2.7)
 Other, net                       3.8    (0.9)      7.9     2.7
                             --------          --------                    --------  --------
   Total                         22.3     9.4      59.1    24.2
                             --------          --------                    --------  --------
Gross Income                    180.9   146.1     555.4   470.7

Interest Expense                 57.9    60.3     181.3   178.9
                             --------          --------                    --------  --------
Income before Income Tax        123.0    85.8     374.1   291.8

Income Tax                       49.4    34.7     148.9   119.8
                             --------          --------                    --------  --------
NET INCOME                   $   73.6          $   51.1                    $  225.2  $  172.0
                             ========          ========                    ========  ========
Average Common Shares Outstanding       149.9     149.0   149.5               148.6
                             ========          ========                    ========  ========
Earnings per Common Share    $   0.49          $   0.34                    $   1.51  $   1.16
                             ========          ========                    ========  ========
Dividends per Common Share   $  0.225          $   0.21                    $   0.66  $   0.63
                             ========          ========                    ========  ========

         See accompanying notes to consolidated financial statements, including Note 2 for the restatement resulting from a merger.

                Panhandle Eastern Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS

                                              September 30,        December 31,
Millions                                   1995                        1994
--------                                   -------------        ------------
Current Assets
 Cash and cash equivalents            $    80.3      $    33.3
 Accounts and notes receivable, net       353.1          368.6
 Inventory and supplies                   137.3          124.1
 Current deferred income tax               51.9           78.4
 Other (Notes 3 and 7)                    182.5          206.8
                                      ---------      ---------

   Total                                  805.1          811.2
                                      ---------      ---------

Investments
 Affiliates                               166.5          160.1
 Other                                     63.7           72.7
                                      ---------      ---------

   Total                                  230.2          232.8
                                      ---------      ---------

Plant, Property and Equipment
 Original cost                          8,294.0        8,039.9
 Accumulated depreciation and amortization            (3,201.9) (3,032.1)
                                      ---------      ---------

   Net plant, property and equipment                   5,092.1   5,007.8
                                      ---------      ---------

Deferred Charges
 Goodwill, net                            333.7          342.4
 Prepaid pension                          254.6          239.8
 Other (Notes 3 and 7)                    778.5          873.5
                                      ---------      ---------

   Total                                1,366.8        1,455.7
                                      ---------      ---------


TOTAL ASSETS                          $ 7,494.2      $ 7,507.5
                                      =========      =========

         See accompanying notes to consolidated financial statements, including Note 2 for the restatement resulting from a merger.

                Panhandle Eastern Corporation and Subsidiaries
                         CONSOLIDATED BALANCE SHEET
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                              September 30,        December 31,
Millions, except per share amounts         1995                        1994
----------------------------------         -------------           ------------
Current Liabilities
 Long-term debt due within one year    $  147.4       $    4.1
 Accounts payable                         288.8          349.4
 Rate refund provisions (Note 3)           20.5           60.2
 Accrued interest                          71.0           65.0
 Taxes payable                             72.2           53.8
 Other (Notes 3 and 7)                    355.6          413.6
                                       --------       --------

   Total                                  955.5          946.1
                                       --------       --------

Deferred Liabilities and Credits
 Deferred income tax (Note 4)           1,239.7        1,184.5
 Deferred revenue - liquefied
   natural gas project                     63.0           69.7
 Other (Notes 3 and 7)                    809.9          908.3
                                       --------       --------

   Total                                2,112.6        2,162.5
                                       --------       --------

Long-term Debt                          2,250.6        2,363.7
                                       --------       --------

Commitments and Contingent Liabilities
 (Notes 3, 5, 7 and 8)

Common Stockholders' Equity
 Common stock, 150 million (1995) and
   149.1 million (1994) shares issued and
   outstanding, $1 par value per share    150.0          149.1
 Paid-in capital                        2,212.2        2,199.8
 Retained earnings (deficit)             (186.7)        (313.7)
                                       --------       --------

   Total (Note 6)                       2,175.5        2,035.2
                                       --------       --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $7,494.2  $7,507.5
                                       ========       ========

         See accompanying notes to consolidated financial statements, including Note 2 for the restatement resulting from a merger.

                Panhandle Eastern Corporation and Subsidiaries
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Nine Months Ended
                                                       September 30
                                                       --------------------
Millions                                      1995      1994
--------                                      -------            -------
Operating Activities
 Net income                                  $ 225.2   $ 172.0
 Adjustments to reconcile net income to operating
   cash flows:
      Depreciation and amortization            208.3     190.1
      Deferred income tax expense               78.4      63.6
      Earnings of unconsolidated affiliates,
        net of distributions                   (13.6)    (15.8)
      Net pension benefit                      (14.8)    (15.0)
      Gain on the sale of investments           (8.1)      -
      Other non-cash items in net income       (24.4)    (23.9)
      Net change in operating assets
        and liabilities                        (14.3)     78.8
                                             -------   -------
 Net Cash Flows Provided by Operating Activities         436.7     449.8
                                             -------   -------
Investing Activities
 Additions to plant, property and equipment   (291.8)   (429.7)
 Net investment decreases (increases)           19.4     (42.8)
 Property retirements and other                 10.1       8.9
                                             -------   -------
 Net Cash Flows Used in Investing Activities  (262.3)   (463.6)
                                             -------   -------
Financing Activities
 Retirement of debt                           (185.1)    (54.0)
 Issuance of debt                              200.0     179.9
 Net decrease in notes payable                   -       (18.4)
 Common stock issuance                          12.3      17.5
 Dividends paid                                (98.2)    (77.1)
 Other                                         (56.4)     (0.8)
                                             -------   -------
 Net Cash Flows Provided by (Used in)
    Financing Activities                      (127.4)     47.1
                                             -------   -------
Net Change in Cash
 Increase in cash and cash equivalents          47.0      33.3
 Cash and cash equivalents, beginning of period 33.3      77.6
                                             -------   -------

 Cash and Cash Equivalents, End of Period    $  80.3   $ 110.9
                                             =======   =======
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)    $ 167.6   $ 158.8
 Cash paid for income tax                       47.8      59.9

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

    FERC Order 636 and the Termination of Merchant Services

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

    TETCO's final and nonappealable Order 636 settlement, implemented on August 1, 1994, provides for the recovery of certain transition costs through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which is dependent upon natural gas prices and deliverability levels. In 1993, the Company established a provision to reflect the impact of the settlement. PEPL's transition cost recoveries, which are subject to certain challenges pending before FERC, will occur through 1998.

    At September 30, 1995 and December 31, 1994, the Company's interstate pipelines had recorded approximately $55 million and $250 million
    (1995), and $35 million and $300 million (1994) of current and long-term regulatory assets, respectively, representing transition costs incurred or estimated to be incurred that will be recovered. The Company had estimated current and long-term liabilities recorded of approximately $110 million and $55 million at September 30, 1995, and $125 million and $105 million, respectively, at December 31, 1994 related to Order 636 transition costs.

    In the past, during the normal course of business, the Company's interstate pipelines entered into certain gas purchase contracts containing take-or-pay provisions, which may expose the Company to financial risk. PEPL and Trunkline are currently collecting certain take-or-pay settlement costs through volumetric surcharges with interest through 1997.

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

    Jurisdictional Transportation and Sales Rates

    PEPL - On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases incorporating the SFV rate design. Hearings in these rate proceedings were completed in the first half of 1994. The FERC issued an order on May 25, 1995 on the earlier rate proceeding and PEPL has requested rehearing of certain matters in that order. The latter rate proceeding is pending FERC review of the initial Administrative Law Judge decision.

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

    Trunkline - On September 1, 1994, Trunkline placed into effect, subject to refund, a general rate increase as a result of a filing made in accordance with terms of a rate case settlement in 1993. An offer of settlement, supported by Trunkline's customers, was approved by FERC on July 6, 1995 and is currently pending rehearing.

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

    Petrolane was named in a suit filed by the city of Fresno, California (the City) in the U.S. District Court for the Eastern District of California on February 18, 1993 seeking contribution from 22 parties for assessment and cleanup costs related to the Fresno Sanitary Landfill.
    A tentative settlement has been reached between Petrolane and the City resolving all claims. The amount of the settlement will not have a material adverse effect on the Company's consolidated results of operations or financial position.

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

 6. Stockholders' Equity

    Under the most restrictive covenants contained in the Company's debt agreements, $856.8 million of PEC's consolidated common stockholders' equity was available for the payment of dividends at September 30, 1995.

 7. Environmental Matters

    TETCO - TETCO is currently conducting PCB (polychlorinated biphenyl) assessment and cleanup programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site characterization, installation of on-site source control equipment and groundwater monitoring wells, and on- and off-site cleanup work. TETCO expects to complete the programs at up to 89 sites in as many as 14 states by the year 2000.

    In addition, TETCO has been conducting PCB cleanup work at certain on- and off-site areas pursuant to separate agreements with the states of Pennsylvania and New Jersey. These agreements generally impose cleanup levels that are more stringent than those required by the U.S. Consent Decree.

    In 1987, the Commonwealth of Kentucky instituted suit in state court against TETCO, alleging improper disposal of PCBs at TETCO's three compressor station sites in Kentucky. This suit, which is still pending, seeks penalties for violations of Kentucky environmental statutes. The Company previously established a reserve for potential fines and penalties. In 1991, TETCO and the Commonwealth executed a consent order in which TETCO agreed to perform site assessments at its sites in Kentucky, and this work has been substantially completed.
    TETCO completed cleanup of one of its Kentucky sites in 1994 and another in 1995.

    At September 30, 1995 and December 31, 1994, TETCO had current and long-term liabilities recorded of $46.4 million and $270.6 million
    (1995), and $56.4 million and $289.1 million (1994), respectively, for remaining estimated cleanup costs. These cost estimates represent gross cleanup costs expected to be incurred by TETCO, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims. TETCO is recovering 57.5% of cleanup costs in rates pursuant to a stipulation and agreement approved by FERC in 1992. At September 30, 1995 and December 31, 1994, TETCO had current and long-term regulatory assets recorded of $20.7 million and $160.5 million
    (1995), and $18.6 million and $177.1 million (1994), respectively, representing costs to be recovered.

    On August 30, 1995, two plaintiffs filed a lawsuit with class action allegations in the 58th Judicial District Court, Jefferson County, Texas, against PEC, TEC and TETCO, among other defendants. Plaintiffs seek recovery of compensatory and punitive damages, in unspecified amounts, for personal injuries and property damage resulting from alleged exposure to PCBs. Additionally, TETCO, as well as certain other PEC subsidiaries in some of the cases, are defendants in several other private plaintiff suits in various courts. These suits seek relief for actual and punitive damages that allegedly resulted from the release of PCBs and other hazardous substances in violation of federal and state laws. The Company is defending itself vigorously in all the above suits.

    PEPL and Trunkline - The Company has identified environmental contamination at up to 53 sites on the PEPL and Trunkline systems and is undertaking cleanup programs at these sites. The contamination resulted from the past use of lubricants containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the U.S. Environmental Protection Agency and appropriate state regulatory agencies on these matters. The environmental cleanup programs are expected to continue until 2002.

    At September 30, 1995 and December 31, 1994, the Company had undiscounted liabilities recorded of $70.4 million and $70 million, respectively, relating to PEPL and Trunkline PCB, wastewater and disposal area cleanup programs and had regulatory assets recorded of $80.3 million and $82.4 million, respectively, representing costs to be recovered from customers.

    The federal and state cleanup programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. The Company believes the ultimate resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations or financial position.

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

 9. Fair Presentation

    The information as furnished reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of September 30, 1995, results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994.

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

OPERATING ENVIRONMENT AND OUTLOOK

The changing environment resulting from the restructuring of the natural gas industry has spurred some industry consolidations and additional growth opportunities for the Company, particularly in the Market and Supply Services group. The Company has expanded Field Services' operations, including processing and storage, while also continuing to advance interstate natural gas pipeline market-expansion projects and new services requested by customers. The Company plans to continue to pursue strategic opportunities that emerge, in the U.S. and internationally, via additional joint ventures, expansion projects and acquisitions in both the Natural Gas Transmission group and the Market and Supply Services group. In addition, opportunities in the electric power marketing business area are being pursued.

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

RESULTS OF OPERATIONS

Consolidated net income for the nine months ended September 30, 1995 was $225.2 million, or $1.51 per share on 149.5 million average common shares outstanding, compared with $172 million, or $1.16 per share on 148.6 million average common shares outstanding, for the same period in 1994.

Operating Income Analysis

Consolidated operating income increased to $496.3 million in the first nine months of 1995 compared with $446.5 million for the same period in 1994, reflecting improvements in both the Natural Gas Transmission group and the Market and Supply Services group.

Con          solidated Operating Income by Business Group

                                                 Nine Months Ended September 30
                                               -------------------------------
    Millions                      1995     1994    % Change
    --------                     ------   ------   --------
    Natural Gas Transmission
       TETCO                     $222.1   $195.8      13
       Algonquin                   57.0     50.5      13
       PEPL                       109.5    109.1       -
       Trunkline                   27.6     33.3     (17)
       Other                        3.8      4.0      (5)
                                 ------   ------     ---
       Total                      420.0    392.7       7
                                 ------   ------     ---

    Market and Supply Services
       Field Services              55.0     29.8      85
       Market Services             11.6     17.6     (34)
       ATTCO                        6.4      6.3       2
                                 ------   ------     ---
       Total                       73.0     53.7      36
                                 ------   ------     ---
    Parent and Other                3.3      0.1     n/m (A)
                                 ------   ------     ---
    Consolidated Operating Income$496.3   $446.5      11
                                 ======   ======     ===

    (A) not meaningful


                            Operating Data

                                                 Nine Months Ended September 30
                                                ------------------------------
                                  1995     1994    % Change
                                 ------   ------   --------
    Natural Gas Pipeline Volumes,
      Billion Cubic Feet (Bcf)
       Market Area
        TETCO                      775      761         2
        Algonquin                  235      198        19
        PEPL                       444      430         3
        Trunkline                  279      335       (17)
        Eliminations               (34)     (69)      (51)
                                 -----    -----       ---
          Total                  1,699              1,655    3
                                 -----    -----       ---

       Supply Area
        TETCO                       88      107       (18)
        PEPL                        30       29         3
        Trunkline                   80       77         4
                                 -----    -----       ---
          Total                    198      213        (7)
                                 -----    -----       ---
       Total Volumes             1,897              1,868    2
                                 =====    =====       ===

    Market and Supply Services
       Field Services
        Natural gas gathered/processed,
          Bcf/d(1)                 1.8      1.6        13
        Natural gas marketed, Bcf/d0.5      0.3        67
        NGL production, MBbl/d(2) 53.2     46.9        13
        Helium production, MMcf/d(3)        1.8       1.8    -

       Market Services
        Natural gas marketed, Bcf/d3.8      2.8        36

       ATTCO
        Crude oil pipeline
          volumes, MBbl/d         79.0     45.2        75
        NGL pipeline volumes, MBbl/d       16.6      14.6   14

       ----------
    (1) Billion cubic feet per day.
    (2) Thousand barrels per day.
    (3) Million cubic feet per day.

Natural Gas Transmission

Operating income from the Natural Gas Transmission group increased $27.3 million, or 7%, to $420 million in the first nine months of 1995 compared with the same period in 1994.

TETCO - Operating income for TETCO increased $26.3 million comparing the first nine months of 1995 with the same period in 1994. Transportation revenue increased $50.7 million, or 10%, as a result of expansion projects and the recovery of transition costs totaling approximately $38 million, which were offset by a corresponding increase in operating expenses. The increase in transportation revenue was partially offset by the effect of a $6 million reduction in the interruptible revenue retention cap in 1995, as required by TETCO's 1994 Order 636 settlement. Operating expenses, excluding transition costs, declined due to a $5 million charge to income in 1994 related to the Edison, New Jersey pipeline rupture and cost-management initiatives in 1995.

Algonquin - Algonquin's operating income increased $6.5 million in the first nine months of 1995 compared with the same period in 1994. Expansion projects, including the Company's Integrated Transportation Program (ITP), and new services to local distribution companies and an electric power generator contributed $8.6 million of additional revenues in 1995. This increase was partially offset by resolutions of regulatory issues amounting to $8 million in the second quarter of 1994 and $4 million in the first quarter of 1995.

PEPL - PEPL's operating income increased $0.4 million comparing the first nine months of 1995 with the same period in 1994. PEPL achieved operating efficiencies during the third quarter of 1995, which helped lower operating expenses. The comparison for the nine-month period also includes the effects of $21.6 million of income recorded in 1994 for the resolution of certain regulatory matters, partially offset by $15.5 million recorded in the third quarter of 1995 for similar regulatory resolutions.

Trunkline - Operating income for Trunkline decreased $5.7 million comparing the first nine months of 1995 with the same period in 1994, primarily resulting from $4 million of revenues recorded in 1994 related to a contract settlement. Decreased transportation revenue due to lower volumes attributable to warmer weather during the first half of 1995 was partially offset by lower operating costs. Sales revenue and associated gas purchased costs declined $163.5 million as a result of the elimination of Trunkline's merchant function in late 1994.

Market and Supply Services

The September 30, 1994 consolidated financial statements have been restated to include Associated's results for the periods ended June 30, 1994 due to Associated's fiscal year end of September 30 prior to the merger. Therefore, consolidated operating results for the nine months ended September 30, 1995 reflect only three months of the heating season with respect to Associated's operations, while the comparative 1994 period includes the entire heating season. This creates some unfavorable operating income comparisons since the heating season has historically provided more favorable pricing and margins.

Operating income for the Market and Supply Services group increased
$19.3 million, or 36%, comparing the first nine months of 1995 with the same period in 1994.

Field Services - Field Services' operating income increased $25.2 million, or 85%, for the first nine months of 1995 as compared to the prior year period. Net revenues increased $17.9 million, or 14%, resulting from higher natural gas processing margins, liquids production and gathering volumes. Operating and general and administrative expenses were more than $10 million lower in 1995, primarily benefitting from cost-saving efficiencies from merging Associated's and PEC's field operations in early 1995.

Market Services - Market Services' operating income was $6 million, or 34%, lower for the first nine months of 1995 compared to the same period in 1994. In addition to the effects of the non-comparable periods discussed above, mild weather in the first part of 1995 reduced gas prices and margins on marketed volumes, more than offsetting the increase in marketed volumes, which were up 36% over 1994, and a one-time gain related to basis trading recorded in the third quarter 1995.

ATTCO - ATTCO's operating income increased 2% to $6.4 million for the first nine months of 1995 compared with the same period for 1994. Higher crude oil trading and pipeline volumes contributed to a $337.1 million increase in gross revenues and a $3.8 million, or 26%, increase in net revenues, which was offset by higher expenses.

Risk Management - PEC uses financial instruments to reduce the Company's exposure to market fluctuations in the price and transportation costs of natural gas and petroleum products. The Company's general strategy is to hedge fixed-price commitments with commodity futures, swaps and options; however, net open positions can occur in the ordinary course of business. In conjunction with the hedging activities, the Company also engages in limited trading of such instruments. The Company adheres to policies which limit its exposure to market risk from open positions and monitors daily its exposure from open positions.

Other Operating Income

Operating income for the LNG Project increased $5.7 million comparing the first nine months of 1995 with the same period in 1994. A $10.4 million provision reversal recorded in the second quarter of 1995 was partially offset by lower LNG tanker charter revenues. Both of the LNG tankers are under charters that began in the third quarter 1995.

Other Income and Deductions

The increase of $34.9 million in net other income and deductions in the first nine months of 1995 compared with the same period in 1994 was primarily the result of higher earnings from investments in affiliates.

            Equity in Earnings of Unconsolidated Affiliates

                                               Nine Months Ended
                                               September 30
                                               ------------------
Millions                                              1995    1994
--------                                             ------  ------
National Methanol Company                 $21.8     $13.7
Midland Cogeneration Venture                8.8       1.6
Northern Border Partners, L.P.              6.1       3.4
TEPPCO Partners, L.P.                       4.7       2.0
Other affiliates                            2.9       3.5
                                          -----     -----
    Total                                             $44.3   $24.2
                                          =====     =====

Equity in earnings from National Methanol Company increased $8.1 million, reflecting higher methanol margins and MTBE (methyl tertiary butyl ether) sales in 1995. Methanol margins, which increased throughout 1994 and the first quarter of 1995, continued to decline in the third quarter 1995, averaging approximately 30% of first quarter 1995 levels. Also contributing to the increase in earnings from investments in affiliates was a $7.2 million increase in earnings from Midland Cogeneration Venture due to higher revenue from increased capacity availability.

The improvement in net other income also includes an $8.1 million gain resulting from the sale of the Company's investment in Seagull Shoreline System in the third quarter of 1995, as well as the 1994 write-off of $3.8 million of costs related to the Liberty Pipeline Project.

Interest Expense

Interest expense in the first nine months of 1995 increased $2.4 million, or 1%, compared with the same period in 1994, as a result of higher average debt balances outstanding in 1995 partially offset by lower average rates.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL POSITION

Operating Cash Flow

                                               Nine Months Ended
                                               September 30
                                               ------------------
Millions                                              1995    1994
--------                                             ------  ------
Net Cash Flows Provided by
  Operating Activities                   $436.7    $449.8
                                         ------    ------

Historical Analysis - Operating cash flows decreased $13.1 million comparing the nine-month period in 1995 to the same period in 1994. This decrease reflects increased net cash outflows primarily related to transition cost payments and recoveries, partially offset by higher 1995 earnings.

Order 636 Transition Costs - With implementation of Order 636 and the elimination of pipeline merchant services, the Company's natural gas pipelines are incurring certain costs related to the transition, primarily TETCO's gas purchase contract commitments. At September 30, 1995, TETCO's gross commitments under gas purchase contracts that do not contain market-sensitive pricing provisions were approximately $150 million, $135 million, $75 million, $45 million and $20 million for the years 1995 through 1999, respectively, with no significant amounts thereafter. These estimates reflect significant assumptions regarding deliverability and escalation clauses.

TETCO's final and nonappealable Order 636 settlement, implemented on August 1, 1994, provides for the recovery of certain transition costs through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which is dependent upon natural gas prices and deliverability levels. In 1993, the Company established a provision to reflect the impact of the settlement. PEPL's transition cost recoveries, which are subject to certain challenges pending before FERC, will occur through 1998. See Note 3 of the Notes to Consolidated Financial Statements.

During the next two years, above-market gas purchase contract payments by TETCO are expected to exceed transition cost collections from customers. Net cash receipts related to transition costs are expected to occur in periods thereafter. Cash requirements related to transition costs will be funded by cash from operations and/or available credit facilities.

The Company believes the exposure associated with gas purchase contract commitments and the termination of the Company's pipeline merchant services is substantially mitigated by transition cost recoveries pursuant to TETCO's settlement, Order 636 and other mechanisms.

Environmental Matters - The Company believes it will be able to fund the TETCO, PEPL and Trunkline PCB and other cleanup program costs from recoveries from customers and other cash flows. For information concerning cleanup programs and environmental litigation, see Note 7 of the Notes to Consolidated Financial Statements.

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

Investing Cash Flow

                                                       Nine Months Ended
                                                       September 30
                                              --       ---------------------
Millions                                              1995      1994
--------                                             ------    ------
Net Cash Flows Used in Investing Activities            $262.3       $463.6
                                                ------         ------

Capital Expenditures - Capital expenditures totaled $291.8 million in the first nine months of 1995, compared with $429.7 million for the same period in 1994. Expenditures in 1995 included the acquisition of a natural gas gathering and processing system in central Colorado for approximately
$60 million. Expenditures in 1994 included the purchase of certain intrastate natural gas pipeline, storage and processing facilities in south Texas for more than $100 million.

Capital and investment expenditures for 1995 are expected to approximate $490 million, with approximately 50% for the Natural Gas Transmission group and 45% for the Market and Supply Services group. Expenditures for market-expansion projects will total approximately $330 million in 1995, including costs to place in service additional firm transportation for the
Natural Gas Transmission group.   Also included are costs of additional
facilities which will enable the Market and Supply Services group to provide expanded services for natural gas producers and other customers in the Gulf Coast and Mid-Continent regions. Expenditures are being funded by cash from operations, debt issuances and/or available credit facilities.

The Company currently expects to invest a minimum of $400 million in 1996 capital and investment expenditures. The Company's 1996 expenditure plans include market-expansion projects by the Natural Gas Transmission and Market and Supply Services groups. Projects are also planned which would expand the Company's international business, including a proposed joint pipeline project along with several partners to access natural gas reserves located near offshore Nova Scotia. This project, the Maritimes and Northeast Pipeline Project, is planned to be in full operation in 1999. The Company, along with five other international energy companies, is also participating in the development of an integrated gas and power project to be located near Aguaytia, Peru.

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

Financing Cash Flow

                                                       Nine Months Ended
                                                       September 30
                                               -        -------------------
Millions                                             1995        1994
--------                                            -------          -----
Net Cash Flows Provided by (Used in)
  Financing Activities                     $(127.4)    $47.1
                                           -------         -----

Debt and Credit Facilities - PEC has a variable-rate, bank credit agreement that permits PEC to borrow up to $600 million. PEPL and TETCO also have variable-rate, bank credit agreements that permit these subsidiaries to borrow up to $200 million on a combined basis. At September 30, 1995, there were no amounts outstanding under any of these agreements.

In September 1995, PEPL called for redemption the $125 million of 9 7/8% debentures due October 1996. Accordingly, the Company has classified these debentures as current liabilities in the consolidated balance sheet as of September 30, 1995.

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

Accounting Standards

Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued in March 1995. This standard addresses the accounting for the recognition and measurement of impairment losses for long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used. This standard also addresses the accounting for long-lived assets and certain identifiable intangibles to be disposed of.

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



Date:  November 14, 1995