Form 10-K405
period 1995-12-31
PANHANDLE EASTERN CORP ET AL
filed 1996-03-28
CIK 351696

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995           COMMISSION FILE NO. 1-8157

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                             ---------------------

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the last sale price of the Registrant's Common Stock, on the Composite Tape -- New York Stock Exchange Transactions, on February 29, 1996.
                                 $4,314,499,490

                                                       NUMBER OF SHARES OUTSTANDING
             TITLE OF EACH CLASS                         AS OF FEBRUARY 29, 1996
             -------------------                       ----------------------------
        Common Stock, $1.00 par value                          150,724,873

                      DOCUMENTS INCORPORATED BY REFERENCE

 PART OF
FORM 10-K
---------
Part I     Portions of the Annual Report to Stockholders of PanEnergy Corp for the year ended
           December 31, 1995
Part II    Portions of the Annual Report to Stockholders of PanEnergy Corp for the year ended
           December 31, 1995
Part III   Portions of the Definitive Proxy Statement, dated March 15, 1996, for the Annual
           Meeting of Stockholders of Panhandle Eastern Corporation, to be held April 24, 1996
Part IV    Portions of the Annual Report to Stockholders of PanEnergy Corp for the year ended
           December 31, 1995

================================================================================

                               TABLE OF CONTENTS

                                     PART I

Item 1.   Business.......................................................................     1
          General........................................................................     1
          Natural Gas Transmission Group.................................................     2
          LNG Operations.................................................................     5
          Energy Services Group..........................................................     5
          Investments....................................................................     7
          Regulation.....................................................................     8
          Rates and Regulatory Proceedings...............................................     9
          Competition....................................................................     9
          Capital Expenditures For Clean Air Act Amendments..............................    10
          General Matters................................................................    10
Item 2.   Properties.....................................................................    10
Item 3.   Legal Proceedings..............................................................    13
Item 4.   Submission of Matters to a Vote of Security Holders............................    13
Executive Officers of Registrant.........................................................    13

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..........    14
Item 6.   Selected Financial Data........................................................    14
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................    14
Item 8.   Financial Statements and Supplementary Data....................................    14
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure.....................................................................    14

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant.............................    14
Item 11.  Executive Compensation.........................................................    14
Item 12.  Security Ownership of Certain Beneficial Owners and Management.................    14
Item 13.  Certain Relationships and Related Transactions.................................    14

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................    15
Index to Financial Statements and Schedules..............................................    21

                             ---------------------

     All gas volumes used herein are stated at 14.73 pounds per square inch, on a dry basis, at 60 degrees Fahrenheit.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Panhandle Eastern Corporation, d/b/a PanEnergy Corp ("PEC"), is a holding company whose subsidiaries are primarily engaged in the interstate transportation and storage of natural gas, in the gathering, processing, marketing and intrastate transportation of natural gas, natural gas liquids ("NGLs") and crude oil, and in the marketing of electric power and risk-management services. As used herein, and unless otherwise stated, "PEC" refers to Panhandle Eastern Corporation, d/b/a PanEnergy Corp, and "Company" refers to Panhandle Eastern Corporation, d/b/a PanEnergy Corp, and its subsidiaries.

     Services relating to the interstate transportation and storage of natural gas are provided by the Company's natural gas transmission group. This group includes four major interstate pipeline subsidiaries of PEC -- Texas Eastern Transmission Corporation ("TETCO"), Algonquin Gas Transmission Company ("Algonquin"), Panhandle Eastern Pipe Line Company ("PEPL") and Trunkline Gas Company ("Trunkline"). Together, these subsidiaries own and operate one of the nation's largest gas transmission networks. This fully interconnected 22,000-mile system can receive natural gas from most major North American producing regions for delivery to markets in the Mid-Atlantic, New England and Midwest states.

     Services relating to the gathering, processing, marketing, intrastate transportation and storage of natural gas, NGLs and crude oil, as well as the marketing of electric power and risk-management services, are provided by the Company's energy services group. This group operates through PanEnergy Services, Inc. and its subsidiaries.

     PEC also owns other subsidiaries engaged in domestic and international energy development, importation of liquefied natural gas ("LNG") from Algeria, and the transportation, storage and regasification of LNG. In addition, PEC, through subsidiaries, owns interests in a partnership operating a cogeneration facility; in a joint venture that owns and operates a chemical-grade methanol plant and an MTBE (methyl tertiary butyl ether) plant in Saudi Arabia; and in master limited partnerships engaged in the transportation of natural gas in interstate commerce and in the transportation and storage of petroleum products.

     Financial information concerning the Company's business segments and sources of revenues is set forth in Note 3 of Notes to Consolidated Financial Statements on pages 43 and 44, and in the Consolidated Statement of Income on page 37, of the 1995 Annual Report to Stockholders of PanEnergy Corp (the "Annual Report"), filed as Exhibit 13, which are incorporated herein by reference.

     PEC is a Delaware corporation organized in 1981 in connection with the corporate restructuring of PEPL, which was incorporated in 1929. Executive offices of PEC are located at 5400 Westheimer Court, Houston, Texas 77056-5310, and the telephone number is (713) 627-5400.

  Certain Terms

     Certain terms used in the description of the Company's business are explained below.

     Capacity Release Program: An arrangement that allows firm open-access transportation or storage customers to assign pipeline capacity rights to third parties pursuant to procedures prescribed by FERC.

     Federal Energy Regulatory Commission ("FERC"): The agency that regulates the transportation of natural gas in interstate commerce under the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). FERC's jurisdiction includes rate-making, construction of facilities and authorization to provide service.

     Firm Service: Transportation or storage of third-party gas, for which customers pay a charge to reserve pipeline or storage capacity.

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

     Order 636: The FERC pipeline service restructuring rule that guided the industry's transition to unbundled, open-access pipeline contract transportation and related services, creating a more market-responsive environment.

     Reservation Charge: The amount paid by firm transportation or storage customers to reserve pipeline or storage capacity.

     Straight Fixed-Variable ("SFV"): A rate design that assigns return on equity, related taxes and other fixed costs to the reservation component of rates.

     Transition Costs: Those costs incurred as a result of the pipelines' transition to unbundled services under Order 636. The disposition of natural gas contracts tied to the former merchant function comprises the majority of such costs.

     Units of Measure:

                MMcf:                             Million cubic feet
                MMcf/d:                           Million cubic feet per day
                Bcf:                              Billion cubic feet
                Bcf/d:                            Billion cubic feet per day
                Tcf:                              Trillion cubic feet

NATURAL GAS TRANSMISSION GROUP

  General

     The Company's interstate pipelines serve principal markets in the Mid-Atlantic, New England and Midwest states. During 1995, the pipelines delivered approximately 12% of natural gas consumed in the U.S.

  Market and Supply Area Deliveries

     Market-area natural gas deliveries by the Company's interstate pipelines were 2.36 Tcf in 1995, up from the 2.22 Tcf delivered in 1994. Consolidated pipeline deliveries totaled 2.63 Tcf, compared to 2.50 Tcf in 1994.

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

     Set forth below is information concerning throughput volumes for the Company's interstate Natural Gas Transmission Group for 1995, 1994 and 1993 (volumes in Bcf).

                                           1995     % TOTAL    1994     % TOTAL    1993     % TOTAL
                                           -----    -------    -----    -------    -----    -------
    Market Area
      TETCO..............................  1,069       41      1,014       41        960       40
      Algonquin..........................    322       12        279       11        238       10
      PEPL...............................    620       24        579       23        560       23
      Trunkline..........................    390       15        434       17        455       19
      Intercompany Eliminations..........    (43)      (2)       (87)      (3)      (120)      (5)
                                           -----      ---      -----      ---      -----      ---
              Total......................  2,358       90      2,219       89      2,093       87
                                           =====      ===      =====      ===      =====      ===
    Supply Area
      TETCO..............................    123        5        141        5        118        5
      PEPL...............................     39        1         41        2         43        2
      Trunkline..........................    109        4         97        4        147        6
      Intercompany Eliminations..........     --       --         --       --         (1)      --
                                           -----      ---      -----      ---      -----      ---
              Total......................    271       10        279       11        307       13
                                           -----      ---      -----      ---      -----      ---
    Total Volumes........................  2,629      100      2,498      100      2,400      100
                                           =====      ===      =====      ===      =====      ===
    Summary by Pipeline (Total Volumes)
      TETCO..............................  1,192       46      1,155       46      1,078       45
      Algonquin..........................    322       12        279       11        238       10
      PEPL...............................    659       25        620       25        603       25
      Trunkline..........................    499       19        531       21        602       25
      Intercompany Eliminations..........    (43)      (2)       (87)      (3)      (121)      (5)
                                           -----      ---      -----      ---      -----      ---
              Total......................  2,629      100      2,498      100      2,400      100
                                           =====      ===      =====      ===      =====      ===

     Demand for gas transmission on the Company's pipeline systems is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters -- the winter heating season. However, the SFV rate design required by Order 636 has resulted in pipeline earnings generally being more evenly distributed throughout the year.

  Northeast Area

     TETCO. TETCO's major customers are located in Pennsylvania, New Jersey and New York, and include LDCs serving the Pittsburgh, Philadelphia, Newark and New York City metropolitan areas. Total throughput increased 3% in 1995 as a result of new expansion projects, including the Integrated Transportation Program ("ITP") and Flex-X, as well as more efficient utilization of the pipeline system.

     In the fall of 1995, the second portion of the ITP consisting of 45 MMcf/d was placed in service. ITP utilizes the transportation services of all four of the Company's interstate natural gas pipeline systems, with ultimate delivery by TETCO and Algonquin. The final phase of this 200 MMcf/d project is scheduled to be completed in 1996 with the addition of 25 MMcf/d of service. ITP provides firm transportation service for five Northeast customers.

     TETCO initiated 33 MMcf/d of firm service in November 1995 for PECO Energy Company and UGI Utilities, Inc. under 20-year contracts pursuant to the Company's Flex-X program. PEPL provides storage service for the project.

     Negotiations are proceeding with customers for 64 MMcf/d of winter-seasonal natural gas service through the WinterNet project. WinterNet, a proposed venture by TETCO and Consolidated Natural Gas Company, would phase in new services for Mid-Atlantic markets over four years beginning in 1997. The project is expected to be filed with FERC in the second quarter of 1996.

     Algonquin. Algonquin's major customers include LDCs and electric power generators located in the Boston, Hartford, New Haven, Providence and Cape Cod areas.

     Algonquin's total throughput for 1995 increased by 15% compared to 1994, primarily as a result of increased natural gas usage by electric power generators.

     Algonquin placed its Chaplin, Connecticut, compressor station into service in January 1995 to initiate 36 MMcf/d of additional firm transportation service under a 20-year contract for New England Power Company's Manchester Street Station electric-generating plant in Providence, Rhode Island.

     Algonquin also is completing a four-mile lateral to deliver 75 MMcf/d of firm transportation to the Canal Electric plant at Sandwich, Massachusetts. Service is expected to begin in the second quarter of 1996.

  Midwest Area

     PEPL. PEPL's market volumes are concentrated among approximately 20 utilities located in the Midwest market area that encompasses large portions of Michigan, Ohio, Indiana, Illinois and Missouri. PEPL's major customers serving this market include utilities, producers and independent marketers. PEPL's total deliveries increased 6% in 1995 as a result of larger contract quantities and increased use of capacity release by customers.

     In August 1995, PEPL transferred most of its Mid-Continent natural gas gathering facilities to a non-FERC-regulated subsidiary of PEPL. The change in ownership is expected to improve the value of these assets by allowing for more effective competition with other non-FERC-regulated gathering companies.

     During 1995, PEPL renegotiated contracts with six of its major customers to provide 390 MMcf/d of transportation and storage service for the next several years.

     Trunkline. Trunkline's major customers include eight utilities located in portions of Tennessee, Missouri, Illinois, Indiana and Michigan.

     Trunkline's total throughput decreased 6% in 1995 as a result of warmer weather during the first quarter, capacity constraints from South Texas due to compressor outages and interruptible volumes lost to competitors' capacity release programs.

     In April 1995, Trunkline added 310 MMcf/d of firm and seasonal transportation service to the Chicago market under five-year contracts with The Peoples Gas Light and Coke Company ("Peoples"). These volumes are in addition to 60 MMcf/d of service to Peoples begun in 1993.

     In late 1995, PEPL and Trunkline began to combine the two pipeline systems' management and operations to create efficiencies by aligning marketing efforts and standardizing services.

  Storage

     TETCO provides firm and interruptible open-access storage services. Since the implementation of the Order 636 restructuring, storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service. TETCO's storage services utilize two joint venture storage projects in Pennsylvania and one wholly-owned and operated storage field in Maryland. TETCO also leases storage capacity. TETCO's certificated working capacity in these three fields is 70 Bcf, and on December 31, 1995, the combined working gas in storage was 46 Bcf. Algonquin owns no storage fields.

     PEPL owns and operates three underground storage fields located in Illinois, Michigan and Oklahoma. Trunkline owns and operates one storage field in Louisiana. The combined maximum working gas capacity is 44 Bcf. Additionally, PEPL, through its Pan Gas Storage Company ("Pan Gas") subsidiary, is the owner of a storage field in Kansas with an estimated maximum capacity of 26 Bcf. PEPL is the operator of the field. Since the implementation of the Order 636 restructuring, PEPL, Trunkline and Pan Gas all offer firm and interruptible storage on an open-access basis. In addition to owning storage fields, PEPL also leases storage capacity. PEPL and Trunkline have retained the right to use up to 15 Bcf and 10 Bcf, respectively, of their storage capacity for system needs.

LNG OPERATIONS

     Subsidiaries of PEC entered into LNG import agreements with Sonatrach, the national oil and gas company of Algeria, in April 1987. The agreements provide for the importation of up to 3.3 Tcf of LNG over a period of up to 20 years. The agreements impose no take-or-pay or ship-or-pay obligations upon the Company and do not establish any minimum annual purchase volumes.

     In 1989, Trunkline LNG Company ("Trunkline LNG") activated the LNG program at its Lake Charles, Louisiana facility. Activation of the program was based primarily on the agreements with Sonatrach, as well as a long-term contract with Citrus Trading Corp. ("Citrus") that provides for the sale of up to 110 MMcf/d of gas. This maximum volume decreased to 86 MMcf/d for the remaining term of the contract beginning on September 1, 1995. Citrus can elect not to purchase gas in any month if residual fuel oil prices during the previous month fall below a specified level. However, in the event of such election, the Company has the option to require Citrus to purchase nominated volumes at a contractually determined reduced price. Therefore, volumes and prices under the Citrus contract are not certain. In 1995, deliveries of gas to Citrus were made only during the month of December, averaging 86 MMcf/d. In 1995, the Company sold 5.2 Bcf of regasified LNG.

     The Company, through its PanEnergy Development Company subsidiary, is advancing the EnergyPlus project, a proposed network of LNG facilities that will provide Northeast customers highly individualized peak-winter service by integrating existing transmission assets and a network of LNG satellite tanks with a new LNG storage facility.

     Algonquin LNG, Inc. ("Algonquin LNG"), a subsidiary of Algonquin, owns and operates an LNG facility in Providence, Rhode Island. The facility provides LNG handling services, including receipt, storage and redelivery.

ENERGY SERVICES GROUP

  General

     The Company's energy services group, through PanEnergy Services, Inc. and its subsidiaries, is engaged in the gathering, processing, marketing, storage and intrastate transportation of natural gas, NGLs and crude oil, as well as in the marketing of electric power and risk-management services.

  Field Services Group

     The Company's Field Services Group, which operates mainly through PanEnergy Field Services, Inc., achieved a 19% increase in volumes of natural gas gathered to 1.9 Bcf/d in 1995. The Company owns and operates approximately 12,000 miles of natural gas gathering systems, including intrastate pipelines, and 21 natural gas processing plants in the United States.

     The Company's gathering systems are located in nine central states (see map under Item 2). These systems serve major gas-producing regions in the Rocky Mountain, Mid-Continent and Gulf Coast areas. Included in the Company's gathering operations are several intrastate pipeline systems and natural gas storage facilities, including the Winnie Pipeline and Spindletop Storage Facility purchased in 1994. In 1995, Field Services added significant processing and gathering facilities in Colorado, New Mexico and Texas, totaling 215 MMcf/d of capacity. In addition, Mid-Continent gathering facilities were transferred from the Natural Gas Transmission Group to Field Services.

     The Company's NGL processing operations involve the extraction of NGLs from natural gas and, at certain facilities, the fractionation of the NGLs into their individual components (ethane, propane, butane and natural gasoline). The natural gas used in the Company's processing operations is generally gathered on the Company's gathering system or, in the case of two facilities -- the National Helium Corporation ("National Helium") plant in Liberal, Kansas and the Wilcox plant in Goliad, Texas -- from the natural gas stream on the Company's transmission system. NGLs are sold by the Company to a variety of customers ranging from large multi-national petrochemical and refining companies to small family-owned retail propane distributors.

All NGL sales are made based upon current market-related prices. The Company also provides, on a more limited basis, processing services to producers and others for a stipulated fee. During 1995, NGL production at the Company's facilities averaged approximately 54,800 barrels per day, an 11% increase over 1994. The Company also produces helium at the National Helium facility.

  Gas and Power Services Group

     The Company markets natural gas primarily to LDCs, electric power generators, industrial end-users and gas marketing companies. During 1995, PanEnergy Gas Services, Inc. ("Gas Services"), the Company's gas marketing subsidiary, marketed an average of 3.5 Bcf/d of natural gas.

     Marketing operations encompass both on-system and off-system sales. With respect to on-system sales, the Company generally purchases natural gas from producers at the wellhead, gathers and (if necessary) processes the gas in its own facilities (see "Field Services Group" above) and delivers the gas to an intrastate or interstate pipeline for redelivery to another customer. With respect to off-system sales, the Company purchases natural gas from producers, pipelines and other suppliers not connected with the Company's facilities for resale to customers. The Company also provides energy-marketing services, such as supply and market aggregation, dispatching, balancing, transportation, storage, contract negotiation and administration, as well as risk-management products and services.

     The Company currently provides marketing services to customers transporting gas on substantially all pipeline systems serving the lower 48 states and Canada. In addition, the Company markets natural gas in the United Kingdom.

     In 1995, Gas Services expanded its trading operations with the acquisition of Continental Energy Company in Calgary, Alberta, bringing marketed volumes of Canadian gas to approximately 1 Bcf/d at year-end.

     The Company has a balanced portfolio of short-term and long-term gas sales agreements with customers, the vast majority of which incorporate market-sensitive pricing terms. Long-term gas purchase agreements with producers, principally entered into in connection with on-system sales, also generally include market-sensitive pricing provisions. Purchases and sales of off-system supply are normally made under short-term contracts. Purchase and sales commitments involving significant price and location risk are generally hedged with commodity futures, swaps and options. For information concerning the Company's risk-management activities, see Note 6 of Notes to Consolidated Financial Statements on pages 46 through 48 of the Annual Report, which is incorporated herein by reference.

     The Company's power marketing and related operations are conducted through PanEnergy Power Services, Inc. ("Power Services"). Formed in 1994, this subsidiary traded over 513,000 megawatt hours in 1995. The strategy of Power Services is to participate in the emerging open-access power supply business as well as to work with other Company business units to provide electric power services for Company facilities and for the units' customers.

  Joint Marketing Undertaking/Asset Purchase

     In January 1996, the Company signed a non-binding letter of intent with a subsidiary of Mobil Corporation ("Mobil") for two transactions. The first transaction would involve a purchase by Field Services of Mobil's interests in gathering, processing and related facilities for approximately $300 million, which would almost double the Company's production of NGL. The second transaction would combine the marketing operations of the Company's Gas and Power Services Group with those of Mobil. The resulting entity would be operated by the Company and owned 60% by the Company and 40% by Mobil. The transactions are expected to be completed by mid-1996.

  Crude Oil Group

     The Company's crude oil group, which provides services through PanEnergy Transport and Trading Company and its affiliates, operates approximately 1,300 miles of intrastate crude oil pipelines in the Mid-Continent and South Texas and approximately 450 miles of NGL pipelines in the Texas Gulf Coast area.

     The crude oil pipeline system provides gathering and mainline transportation service, for a volumetric fee, based on published tariffs. In 1995, the group's throughput of crude oil averaged approximately 76,200 barrels per day, a 47% increase over 1994. This group also purchases crude oil from producers and markets it to end users.

     The NGL transportation system transports NGLs received from 12 processing plants in South Texas. During 1995, NGL throughput averaged approximately 16,500 barrels per day.

INVESTMENTS

  Midland Cogeneration Venture

     A Company subsidiary owns an approximate 14.3% equity interest in the Midland Cogeneration Venture ("MCV"), which became operational in 1990. MCV converted an incomplete nuclear power plant to a dual-purpose energy unit that uses natural gas to generate electricity and produce industrial process steam. PEPL and Trunkline provide 95 MMcf/d of firm transportation to MCV.

  National Methanol Company

     The Company owns a 25% interest in National Methanol Company ("National Methanol"), a joint venture that owns and operates a chemical-grade methanol plant and an MTBE (methyl tertiary butyl ether) plant in Jubail, Saudi Arabia. The other partners are Hoechst Celanese Corporation, with a 25% interest, and majority state-owned Saudi Basic Industries Corporation, with a 50% interest.

  Northern Border Partners, L.P.

     A PEPL subsidiary owns an 8.5% equity interest (a 32.5% voting interest) in Northern Border Partners, L.P. ("Northern Border MLP"), consisting of general partner and subordinated limited partner interests. Northern Border MLP owns a 70% interest in Northern Border Pipeline Company ("Northern Border Pipeline"), which owns and operates a transmission system consisting of 969 miles of pipeline extending from the Canadian border through Montana to Iowa. Northern Border Pipeline transports natural gas both under traditional long-term contracts and on an open-access basis. It has a certificated transport capacity of 975 MMcf/d.

  TEPPCO Partners, L.P.

     A PEC subsidiary owns a 2% general partner interest and an 8.45% limited partner interest in TEPPCO Partners, L.P. ("TEPPCO Partners"). TEPPCO Partners owns and operates an approximate 4,300-mile refined petroleum products and liquefied petroleum gases ("LPGs") pipeline system extending from southeast Texas through the midwestern and central United States to the northeastern United States. The pipeline system includes delivery terminals along the pipeline for outloading product to tank trucks, rail cars or barges, as well as storage capacity at Mont Belvieu, Texas, the largest LPG storage complex in the United States, and at other locations. TEPPCO Partners also owns two marine receiving terminals at Beaumont, Texas and Providence, Rhode Island. The TEPPCO Partners pipeline system is the only pipeline that transports LPGs to the Northeast.

  Maritimes & Northeast Pipeline Project

     A PEC subsidiary plans to manage and operate the U.S. portion of the proposed 630-mile, 400 MMcf/d Maritimes & Northeast Pipeline Project, to be owned in conjunction with three other sponsors. The proposed pipeline will link approximately 3 Tcf of reserves offshore Nova Scotia with the Northeast pipeline grid. The sponsors have filed for FERC approval for a 64-mile initial segment of the pipeline to deliver 60 MMcf/d of domestic supply to New England markets as early as 1997.

  Aguaytia Project

     The Company, through a subsidiary, owns a 25% equity interest in the Aguaytia project, the first private, integrated energy project in Peru. Facilities to generate and deliver electricity and process natural gas are scheduled to be in service by late 1997.

REGULATION

     TETCO, Algonquin, PEPL, Trunkline, Trunkline LNG, Algonquin LNG and Pan Gas are "natural gas companies" under the NGA and NGPA and, as such, are subject to the jurisdiction of FERC.

     The NGA grants to FERC authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. The Company's subsidiaries hold required certificates of public convenience and necessity issued by FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which certificates are required, and to transport and store natural gas in interstate commerce.

     FERC also has authority to regulate rates and charges for natural gas transported in or stored for interstate commerce or sold by a natural gas company in interstate commerce for resale. The Company's subsidiaries file with FERC applications for changes in transportation and storage rates and charges. These changes are normally allowed to become effective after a suspension period, subject to refund, until such time as FERC authorizes the actual level of rates and charges.

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

     Order 636, which is on appeal to the courts, provides for the use of the SFV rate design, which assigns return on equity, related taxes and other fixed costs to the reservation component of rates. In addition, Order 636 allows pipelines to recover eligible costs resulting from implementation of Order 636. Recoverable transition costs include gas supply realignment costs, unrecovered deferred gas purchase costs, other existing costs incurred in connection with bundled sales services that cannot be assigned to customers of unbundled services, and capital costs attributable to the restructuring.

     On August 1, 1994, TETCO implemented a FERC-approved settlement that resolved regulatory issues related primarily to Order 636 transition costs and a number of other issues related to services prior to Order 636. TETCO's final and nonappealable settlement provides for the recovery of certain transition costs through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which continues to be subject to change dependent upon natural gas prices and deliverability levels. The Company has established provisions to reflect the impact of the settlement. PEPL's transition cost recoveries, which are subject to certain challenges pending before FERC, will occur through 1998.

     The Company's natural gas gathering activities are generally not subject to regulation by FERC under the NGA and the NGPA. In this regard, in May 1994, FERC issued orders announcing that it would not exercise jurisdiction over natural gas gathering activities operated by affiliates of interstate pipeline companies. Such orders are on appeal to the courts. FERC's orders are expected to enable the Company to compete with non-regulated service providers, which account for the majority of the sector's operations. With respect to the Company's natural gas marketing activities, such activities may, in certain circumstances, be subject to the jurisdiction of FERC. Current FERC policies permit the Company's gas marketing entities subject to FERC jurisdiction to market natural gas at market-based rates pursuant to a blanket certificate. The Company's electric power marketing operations are also subject to the jurisdiction of FERC under the Federal Power Act. Current FERC policies permit the Company's electric marketing entity to market electricity at market-based rates.

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

RATES AND REGULATORY PROCEEDINGS

     When rate cases are pending final FERC approval, a portion of the revenues collected by the Company's natural gas pipelines is subject to possible refunds. A summary of the status of significant pending rate cases and related regulatory matters involving TETCO, Algonquin, PEPL and Trunkline is contained in Note 4 of the Notes to Consolidated Financial Statements on pages 44 and 45 of the Annual Report, which are incorporated herein by reference.

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

     In the Mid-Atlantic and Northeast markets, TETCO competes directly with Transcontinental Gas Pipe Line Corporation, Tennessee Gas Pipeline Company ("TGPC"), Iroquois Gas Transmission System ("Iroquois"), CNG Transmission Corporation and Columbia Gas Transmission Corporation. Algonquin competes directly in certain market areas with TGPC and Iroquois. PEPL and Trunkline compete directly with ANR Pipeline Company, Natural Gas Pipeline Company of America and Texas Gas Transmission Corporation in the Midwest market area.

     The Company's energy services group faces competition both in acquiring natural gas supplies and in marketing natural gas, NGLs and crude oil. Competition for natural gas supplies is primarily based on efficiency, reliability, availability of transportation and ability to obtain a satisfactory price for the producer's natural gas. Competition for customers is primarily based upon reliability and price of delivered natural gas, NGLs and crude oil. The Company's competitors for obtaining additional natural gas supplies, for gathering and processing natural gas and for marketing and transporting natural gas, NGLs and crude oil include major integrated oil companies, major interstate pipelines and their marketing affiliates and national and local natural gas gatherers, brokers, marketers and distributors of varying size, financial resources and experience.

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

     Electric power marketing faces competition from other forms of energy, such as natural gas, coal and fuel oil. Power Services also competes with electric utilities and other electric power marketers. The independent electric power market is still in the early stages of development and primarily regional in nature.

CAPITAL EXPENDITURES FOR CLEAN AIR ACT AMENDMENTS

     The Company has submitted plans to the appropriate state agencies in order to fully comply with the Clean Air Act Amendments of 1990 (the "Amendments"). Agency review of these plans is currently underway. In 1995, the Company made capital expenditures of approximately $20 million related to the requirements of the Amendments and associated state regulations, and further expenditures of $1.5 million are projected for 1996. Management believes that the expenditures related to compliance with the Amendments and the associated regulations will be eligible for recovery in rates. The Company recently determined that no further material expenditures are anticipated in connection with the present requirements of the Amendments or the associated regulations.

     For a discussion of other environmental matters involving the Company, see
Note 13 of the Notes to Consolidated Financial Statements on pages 51 and 52 of the Annual Report, which are incorporated herein by reference.

GENERAL MATTERS

     During 1995, no single customer accounted for 10% or more of the Company's consolidated revenues.

     While the Company does engage in some research and development activities, no such activities conducted during the past three years have been material to the Company's business, nor have there been any material customer-sponsored research activities during that period relating to the Company's business activities.

     TETCO, Algonquin, PEPL and Trunkline are members of and provide support to the Gas Research Institute ("GRI"), which plans and manages research and development efforts for the gas industry. The funds used to support GRI are derived from a surcharge on the pipelines' rates pursuant to FERC authorization. Payments amounted to approximately $16.2 million, $22.1 million and $20.8 million in 1995, 1994 and 1993, respectively, for the four companies combined.

     Foreign operations and export sales are not material to the Company's business as a whole. As of January 1, 1996, the Company had approximately 5,000 employees.

ITEM 2. PROPERTIES

NATURAL GAS TRANSMISSION GROUP

     TETCO's gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one consisting of three large-diameter parallel pipelines and the other consisting of from one to three large-diameter pipelines over its length. TETCO's system, including the gathering systems, has 73 compressor stations. The TETCO system connects with the PEPL and Trunkline systems through the Lebanon Lateral.

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

     Algonquin's transmission system connects with TETCO's facilities in Lambertville and Hanover, New Jersey, and extends through New Jersey, New York, Connecticut, Rhode Island and Massachusetts to the Boston area. The system consists of approximately 250 miles of pipeline with six compressor stations.

     PEPL's transmission system, which consists of four large-diameter parallel pipelines and 13 mainline compressor stations, extends a distance of approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through the states of Missouri, Illinois, Indiana and Ohio into Michigan.

     Trunkline's transmission system extends approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through the states of Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border near Elkhart, Indiana. The system consists principally of three large-diameter parallel pipelines and 18 mainline compressor stations.

     Trunkline also owns and operates two offshore Louisiana gas supply systems consisting of 337 miles of pipeline extending approximately 81 miles into the Gulf of Mexico. TETCO owns and operates two offshore Louisiana gas supply systems, which extend over 100 miles into the Gulf of Mexico and consist of 490 miles of pipeline.

     For information concerning natural gas storage properties, see "Natural Gas Transmission Group -- Storage" under Item 1, which is incorporated herein by reference.

LNG FACILITIES

     Algonquin LNG owns and operates an LNG storage facility in Providence, Rhode Island. This facility has a storage capacity of 600,000 barrels, which approximates 2 Bcf, and a design output capacity of 100 MMcf/d.

     Trunkline LNG owns a marine terminal, storage and regasification facility for LNG located near Lake Charles, Louisiana. The Trunkline LNG facilities have a design output capacity of approximately 700 MMcf/d and a storage capacity of approximately 1.8 million barrels, which approximates 6 Bcf.

     Lachmar, a partnership in which subsidiaries of PEC own all of the partnership interests, owns two LNG ships, each with a transportation capacity of 125,000 cubic meters of LNG. Both ships have been chartered through the first quarter of 1996. The Company continues to examine opportunities to better utilize its LNG assets, including the ships.

ENERGY SERVICES GROUP

     For information regarding the properties of the Company's energy services segment, see "Energy Services Group" under Item 1, which is incorporated herein by reference.

OTHER

     None of the other properties used in connection with the Company's other business activities is considered material to the Company's operations as a whole.

                      [Map of Panhandle Eastern Corporation
                      Showing Pipelines, Storage Facilities,
                 Principal Supply Areas and Proposed Pipelines.]

ITEM 3. LEGAL PROCEEDINGS

     For information concerning material legal proceedings, see Notes 4, 13 and 14 on pages 44, 45, 51 and 52 of the Annual Report, which are incorporated herein by reference.

     With respect to the lawsuit filed against PEC, Texas Eastern Corporation ("TEC") and TETCO on August 30, 1995 containing class action allegations for PCB-related injuries and damage described on page 52 of the Annual Report, the plaintiffs, with court approval, recently dismissed the suit voluntarily but retained the right to refile the action at a later date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                        EXECUTIVE OFFICERS OF REGISTRANT

                                                                                        BECAME AN
                                                                               AGE IN   EXECUTIVE
        NAME                                       OFFICE                       1996     OFFICER
        ----                                       ------                      ------   ---------
Dennis R. Hendrix(1)..........  Chairman of the Board                            56        1990
Paul M. Anderson(2)...........  President and Chief Executive Officer            51        1991
George L. Mazanec(3)..........  Vice Chairman of the Board                       60        1989
James T. Hackett(4)...........  Executive Vice President                         42        1996
Carl B. King(5)...............  Senior Vice President and General Counsel        53        1990
Paul F. Ferguson, Jr.(6)......  Senior Vice President and Chief Financial
                                Officer                                          47        1989
Sandra P. Meyer(7)............  Vice President and Controller                    42        1993
James W. Hart, Jr.(8).........  Vice President, Public Affairs                   60        1988
Vernell P. Ludwig(9)..........  Vice President, Corporate Development            52        1993
Bruce A. Williamson(10).......  Treasurer                                        37        1995

---------------

 (1) Director and Chairman of the Board since November 1990; Chief Executive Officer from November 1990 to April 1995; and President from November 1990 to December 1993.

 (2) Chief Executive Officer since April 1995; President since December 1993; Director since December 1992. Executive Vice President from March 1991 to December 1993. Vice President, Finance and Chief Financial Officer, Inland Steel Industries, Inc., 1990-1991.

 (3) Director since December 1992 and Vice Chairman of the Board since December 1993; Executive Vice President from March 1991 to December 1993; and Group Vice President from November 1989 to March 1991.

 (4) Executive Vice President since January 1996. Senior Vice President of NGC Corporation ("NGC"), 1990-1995, and President of NGC's Trident division, 1995. Member of NGC's management committee, 1993-1994.

 (5) Senior Vice President and General Counsel since June 1990.

 (6) Senior Vice President and Chief Financial Officer since September 1995. Vice President, Finance and Accounting, from April 1992 to September 1995; Vice President and Treasurer from July 1990 to April 1992 and Treasurer from June 1994 until June 1995.

 (7) Controller since September 1993 and Vice President since December 1994. An officer or employee of PEC, or a subsidiary of PEC, for more than five years.

 (8) Vice President of the Company for more than five years.

 (9) Vice President, Corporate Development, since January 1993; President of Algonquin Energy Corporation and Algonquin Gas Transmission Corporation from April 1991 and January 1991, respectively, to August 1993 and prior thereto, Executive Vice President of those companies.

(10) Treasurer and Assistant Secretary since June 1995. Assistant Treasurer, Capital Markets, from 1993 to 1995, and Manager of E&P Risk Management from 1992 to 1993, both for Shell Oil Company. Vice President and Treasurer of Shell Leasing Company from 1990 to 1992.

     All officers of PEC are elected in April of each year at the organizational meeting of the Board of Directors. There are no family relationships among any directors or executive officers of PEC.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See "PanEnergy Corp Common Stock Data by Quarters" on page 57 and Note 12 of the Notes to Consolidated Financial Statements on pages 50 and 51 of the Annual Report, which are incorporated herein by reference. The Common Stock is listed on the New York and Pacific Stock Exchanges. At February 29, 1996, there were 26,607 holders of record of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     See page 56 of the Annual Report, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See pages 26 through 35 of the Annual Report, which are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to "Index -- Financial Statements" under Item 14(a)(1).

     See the consolidated quarterly financial data on page 55 of the Annual Report, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See pages 2 through 4 and page 6 of the Panhandle Eastern Corporation Definitive Proxy Statement, dated March 15, 1996 ("Proxy Statement"), which are incorporated herein by reference.

     See list of "Executive Officers of Registrant" on pages 13 and 14, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     See pages 8 through 20 of the Proxy Statement, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See pages 6 through 8 of the Proxy Statement, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See pages 2 through 4, 7 and 8 of the Proxy Statement, which are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

     (a) The following documents are filed as a part of this report or incorporated herein by reference:

          (1) The Consolidated Financial Statements of Panhandle Eastern Corporation and Subsidiaries are listed on the Index, page 21.

          (2) Exhibits filed herewith are designated by an asterisk (*); all exhibits not so designated are incorporated herein by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

       EXHIBIT                                                                          FILE
       NUMBER                  DESCRIPTION              ORIGINALLY FILED AS EXHIBIT    NUMBER
       -------                 -----------             ----------------------------    ------
        *3.01        Amended and Restated
                     Certificate of Incorporation of
                     Panhandle Eastern Corporation,
                     including the Certificate of
                     Elimination of the
                     Participating Stock of
                     Panhandle Eastern Corporation

         3.03        By-Laws of Panhandle Eastern     19(a) to Form 10-Q of PEC for     1-8157
                     Corporation, effective July 8,   quarter ended September 30,
                     1986                             1986

         4.01        Indenture, dated as of November  4.03 to Form 10-K of PEC for      1-8157
                     1, 1994, between Panhandle       year ended December 31, 1994
                     Eastern Corporation and The
                     First National Bank of Boston,
                     as Trustee

        *4.02        Credit Agreement between
                     Panhandle Eastern Corporation,
                     d/b/a PanEnergy Corp, the
                     financial institutions
                     identified therein, and
                     Chemical Bank, as
                     Administrative Agent, dated as
                     of January 31, 1996

        *4.03        Credit Agreement (Five Year
                     Facility) between Panhandle
                     Eastern Corporation, d/b/a
                     PanEnergy Corp, the financial
                     institutions identified
                     therein, and Chemical Bank, as
                     Administrative Agent, dated as
                     of January 31, 1996

      **10.01        1977 Non-Qualified Stock Option  10(f) to Form 10-K of PEC for     1-8157
                     Plan of Panhandle Eastern        year ended December 31, 1986
                     Corporation, as amended through
                     December 3, 1986 (and related
                     Agreement)

      **10.02        1982 Key Employee Stock Option   10(g) to Form 10-K of PEC for     1-8157
                     Plan of Panhandle Eastern        year ended December 31, 1986
                     Corporation, as amended through
                     December 3, 1986 (and related
                     Agreement)

      **10.03        Panhandle Eastern                10(w) to Form 10-K of PEC for     1-8157
                     Corporation -- Nonemployee       year ended December 31, 1985
                     Directors Retirement Plan (As
                     amended May 22, 1985)

       EXHIBIT                                                                          FILE
       NUMBER                  DESCRIPTION              ORIGINALLY FILED AS EXHIBIT    NUMBER
       -------                 -----------              ---------------------------    ------
      **10.04        Deferred Compensation Plan for   10.04 to Form 10-K of PEC for     1-8157
                     the Board of Directors of        year ended December 31, 1989
                     Panhandle Eastern Corporation
                     (Adopted May 26, 1982; as
                     amended November 29, 1989)

      **10.05        Amendment to Deferred            10.05 to Form 10-K of PEC for     1-8157
                     Compensation Plan for the Board  year ended December 31, 1994 of Directors of Panhandle
                     Eastern Corporation dated
                     January 25, 1995

      **10.06        Panhandle Eastern                10.05 to Form 10-K of PEC for     1-8157
                     Corporation -- Executive         year ended December 31, 1989
                     Benefit Equalization Plan (As
                     amended November 29, 1989;
                     effective January 1, 1990)

      **10.07        Panhandle Eastern Corporation    10.06 to Form 10-K of PEC for     1-8157
                     Retirement Benefit Equalization  year ended December 31, 1993
                     Plan (Adopted December 20,
                     1993; effective January 1,
                     1994; amends and restates
                     Exhibit number 10.05)

      **10.08        Panhandle Eastern                19(a) to Form 10-Q of PEC for     1-8157
                     Corporation -- Executive         quarter ended September 30,
                     Severance Agreement              1988

        10.09        Change in Control Severance Pay  19(c) to Form 10-Q of PEC for     1-8157
                     Plan of Panhandle Eastern        quarter ended September 30,
                     Corporation and Affiliates       1986
                     (Adopted July 8, 1986)

      **10.10        1989 Nonemployee Directors       28(a) to Form S-8 Registration  33-28912
                     Stock Option Plan (Adopted       Statement of PEC
                     February 1, 1989)

        10.11        Employees Savings Plan of        10.12 to Form 10-K of PEC for     1-8157
                     Panhandle Eastern Corporation    year ended December 31, 1990
                     and Participating Affiliates
                     (Effective January 1, 1991)

        10.12        Retirement Income Plan of        10.13 to Form 10-K of PEC for     1-8157
                     Panhandle Eastern Corporation    year ended December 31, 1990
                     and Participating Affiliates
                     (Effective January 1, 1991)

      **10.13        Panhandle Eastern Corporation    10.12 to Form 10-K of PEC for     1-8157
                     Key Executive Retirement         year ended December 31, 1993
                     Benefit Equalization Plan
                     (Adopted December 20, 1993;
                     effective January 1, 1994)

      **10.14        Panhandle Eastern Corporation    10.13 to Form 10-K of PEC for     1-8157
                     Key Executive Deferred           year ended December 31, 1993
                     Compensation Plan (Adopted
                     December 20, 1993; effective
                     January 1, 1994)

      **10.15        1990 Long Term Incentive Plan    10.14 to Form 10-K of PEC for     1-8157
                     (Adopted November 29, 1989)      year ended December 31, 1990

        10.16        Special Recognition Bonus Plan   10.15 to Form 10-K of PEC for     1-8157
                     (Adopted November 29, 1989)      year ended December 31, 1990

       EXHIBIT                                                                          FILE
       NUMBER                  DESCRIPTION              ORIGINALLY FILED AS EXHIBIT    NUMBER
       -------                 -----------              ---------------------------    ------
        10.17        Annual Cash Bonus Plan of        19.3 to Form 10-Q of PEC for      1-8157
                     Panhandle Eastern Corporation    quarter ended September 30,
                     (Adopted October 25, 1989;       1989
                     effective January 1, 1990)

        10.18        Texas Eastern Deferred Income    10.9 to Form 10-K of TEC for      1-7587
                     Program; First Amendment, dated  years ended December 31, 1984
                     December 5, 1985; and Second     and 1986; 8 to Schedule 14D-9
                     Amendment, dated August 15,      of TEC, dated January 30, 1989
                     1988

      **10.19        Panhandle Eastern Corporation    10.18 to Form 10-K of PEC for     1-8157
                     1994 Long Term Incentive Plan    year ended December 31, 1993

      **10.20        Agreement, dated November 1,     10.27 to Form 10-K of PEC for     1-8157
                     1989, between G. L. Mazanec and  year ended December 31, 1990
                     Panhandle Eastern Corporation

      **10.21        Amendment to Employment          10.17 to Form 10-K of PEC for     1-8157
                     Agreement, effective November    year ended December 31, 1992
                     1, 1992, between G. L. Mazanec
                     and Panhandle Eastern
                     Corporation

      **10.22        Agreement, dated November 12,    10.28 to Form 10-K of PEC for     1-8157
                     1990, between D. R. Hendrix and  year ended December 31, 1990
                     Panhandle Eastern Corporation

      **10.23        Amendment, dated March 12, 1993  10.19 to Form 10-K of PEC for     1-8157
                     to be effective as of February   year ended December 31, 1992
                     24, 1993, to Agreement dated
                     November 12, 1990, between D.
                     R. Hendrix and Panhandle
                     Eastern Corporation

      **10.24        Second Amendment, dated          10.23 to Form 10-K of PEC for     1-8157
                     December 20, 1993, to Agreement  year ended December 31, 1993 dated November 12, 1990,
                     between Dennis Hendrix and
                     Panhandle Eastern Corporation

      **10.25        Agreement, dated November 12,    10.31 to Form 10-K of PEC for     1-8157
                     1990, between P. J. Burguieres   year ended December 31, 1990
                     and Panhandle Eastern
                     Corporation

      **10.26        Agreement, effective January 1,  10.32 to Form 10-K of PEC for     1-8157
                     1991, between P. J. Burguieres   year ended December 31, 1990
                     and Panhandle Eastern
                     Corporation

      **10.27        Agreement, effective March 1,    10.24 to Form 10-K of PEC for     1-8157
                     1991, between Paul M. Anderson   year ended December 31, 1991
                     and Panhandle Eastern
                     Corporation

        10.28        Settlement Agreement, dated      19.4 to Form 10-Q of PEC for      1-8157
                     July 21, 1986, among Sonatrach,  quarter ended June 30, 1986
                     Panhandle Eastern Corporation,
                     Panhandle Eastern Pipe Line
                     Company and Trunkline LNG
                     Company

       EXHIBIT                                                                          FILE
       NUMBER                  DESCRIPTION              ORIGINALLY FILED AS EXHIBIT    NUMBER
       -------                 -----------             ----------------------------    ------
        10.29        Amendment, dated August 11,      19.5 to Form 10-Q of PEC for      1-8157
                     1986, to Settlement Agreement,   quarter ended June 30, 1986
                     dated July 21, 1986, among
                     Sonatrach, Panhandle Eastern
                     Corporation, Panhandle Eastern
                     Pipe Line Company and Trunkline
                     LNG Company

        10.30        Amendment No. 2, dated August    19(e) to Form 10-Q of PEC for     1-8157
                     1, 1988, to Settlement           quarter ended June 30, 1988
                     Agreement, dated July 21, 1986,
                     among Sonatrach, International
                     Petroleum Investment
                     Partnership, Panhandle Eastern
                     Corporation, Panhandle Eastern
                     Pipe Line Company and Trunkline
                     LNG Company

        10.31        Purchase Agreement, dated April  19(a) to Form 10-Q of PEC for     1-8157
                     26, 1987, between Sonatrading    quarter ended March 31, 1987
                     Amsterdam B.V. and Trunkline
                     LNG Company

        10.32        Mutual Assurances Agreement,     19(b) to Form 10-Q of PEC for     1-8157
                     dated April 26, 1987, among      quarter ended March 31, 1987
                     Sonatrach, Sonatrading
                     Amsterdam B.V., Panhandle
                     Eastern Corporation and
                     Trunkline LNG Company

        10.33        Tanker Utilization Agreement,    19(c) to Form 10-Q of PEC for     1-8157
                     dated April 26, 1987, between    quarter ended March 31, 1987
                     Sonatrading Amsterdam B.V. and
                     Trunkline LNG Company

        10.34        Transportation Agreement, dated  19(d) to Form 10-Q of PEC for     1-8157
                     April 26, 1987, between          quarter ended March 31, 1987
                     Sonatrach and Trunkline LNG
                     Company

    * **10.35        Letter Agreement constituting a
                     Contract of Employment between
                     James T. Hackett and Panhandle
                     Eastern Corporation, dated
                     December 19, 1995

    * **10.36        Retirement Income Plan of
                     Panhandle Eastern Corporation
                     and Participating Affiliates,
                     as amended and restated
                     effective January 1, 1995

    * **10.37        Amendment No. 1 to the
                     Retirement Income Plan of
                     Panhandle Eastern Corporation
                     and Participating Affiliates,
                     effective January 1, 1996

       EXHIBIT                                                                          FILE
       NUMBER                  DESCRIPTION              ORIGINALLY FILED AS EXHIBIT    NUMBER
       -------                 -----------             ----------------------------    ------
    * **10.38        Amendment No. 2 to the
                     Retirement Income Plan of
                     Panhandle Eastern Corporation
                     and Participating Affiliates,
                     effective January 1, 1996

       *13           PanEnergy Corp 1995 Annual
                     Report to Stockholders

        21           List of Certain Subsidiaries of
                     the Registrant and state of
                     incorporation:
                     (a) Algonquin Energy, Inc.
                         (Delaware)
                     (b) Algonquin Gas Transmission
                         Company (Delaware)
                     (c) National Helium Corporation
                         (Delaware)
                     (d) PanEnergy Field Services,
                         Inc.
                         (Colorado)
                     (e) PanEnergy Gas Services,
                         Inc.
                         (Colorado)
                     (f) PanEnergy International
                         Development Corporation
                         (Delaware)
                     (g) PanEnergy Natural Gas
                         Corporation (Delaware)
                     (h) PanEnergy Power Services,
                         Inc. (Colorado)
                     (i) PanEnergy Risk Management
                         Services, Inc. (Delaware)
                     (j) PanEnergy Services, Inc.
                         (Delaware)
                     (k) PanEnergy Transport and
                         Trading Company (Colorado)
                     (l) Panhandle Eastern Pipe Line
                         Company (Delaware)
                     (m) Texas Eastern Arabian, Ltd.
                         (Bermuda)
                     (n) Texas Eastern (Bermuda),
                         Ltd. (Bermuda)
                     (o) Texas Eastern Corporation
                         (Delaware)
                     (p) Texas Eastern Products
                         Pipeline Company
                         (Delaware)
                     (q) Texas Eastern Transmission
                         Corporation (Delaware)
                     (r) Trunkline Gas Company
                         (Delaware)

       *23           Consent of KPMG Peat Marwick LLP

       *24           Powers of Attorney

       *27           Financial Data Schedule for
                     December 31, 1995

       EXHIBIT                                                                          FILE
       NUMBER                  DESCRIPTION              ORIGINALLY FILED AS EXHIBIT    NUMBER
       -------                 -----------              ---------------------------    ------
       *99           Definitive Proxy Statement,
                     dated March 15, 1996 for the
                     Annual Meeting of Stockholders
                     of Panhandle Eastern Corporation


     The total amount of securities of the Registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an Exhibit does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments.

     (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the fourth quarter of 1995.

                 PANHANDLE EASTERN CORPORATION AND SUBSIDIARIES

                                     INDEX

                       FINANCIAL STATEMENTS AND SCHEDULES

                              FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       ----
Independent Auditors' Report........................................................   36*

Consolidated Statement of Income....................................................   37*

Consolidated Balance Sheet..........................................................  38-39*

Consolidated Statement of Common Stockholders' Equity...............................   40*

Consolidated Statement of Cash Flows................................................   41*

Notes to Consolidated Financial Statements..........................................  42-54*

---------------

* Refers to the pages in the PanEnergy Corp 1995 Annual Report to Stockholders, which are incorporated herein by reference.

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

                                            PANHANDLE EASTERN CORPORATION

                                            By     /s/  ROBERT W. REED
                                               ---------------------------------
                                                 (Robert W. Reed, Secretary)

Date: March 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1996.

             NAME AND SIGNATURE                     TITLE
---------------------------------------------       -----
(i) Principal executive officer:*

         /s/  PAUL M. ANDERSON                   President and Chief
---------------------------------------------    Executive Officer
             (Paul M. Anderson)

(ii) Principal financial officer:*

       /s/  PAUL F. FERGUSON, JR.                Senior Vice President and
---------------------------------------------    Chief Financial Officer
           (Paul F. Ferguson, Jr.)

(iii) Principal accounting officer:*

          /s/  SANDRA P. MEYER                   Vice President and Controller
---------------------------------------------
              (Sandra P. Meyer)

(iv) Directors:*

       PAUL M. ANDERSON
       MILTON CARROLL
       ROBERT CIZIK
       CHARLES W. DUNCAN, JR.
       HARRY E. EKBLOM
       WILLIAM T. ESREY
       ANN MAYNARD GRAY
       DENNIS R. HENDRIX
       HAROLD S. HOOK
       LEO E. LINBECK, JR.
       GEORGE L. MAZANEC
       RALPH S. O'CONNER

* Signed on behalf of each of these
persons:

By      /s/  ROBERT W. REED
   ----------------------------------
           (Robert W. Reed,
           Attorney-in-Fact)

                                 EXHIBIT INDEX

     (a) The following documents are filed as a part of this report or incorporated herein by reference:

          (1) The Consolidated Financial Statements of Panhandle Eastern Corporation and Subsidiaries are listed on the Index, page 21.

          (2) Exhibits filed herewith are designated by an asterisk (*); all exhibits not so designated are incorporated herein by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

       EXHIBIT                                                                          FILE
       NUMBER                  DESCRIPTION              ORIGINALLY FILED AS EXHIBIT    NUMBER
       -------                 -----------              ---------------------------    ------
        *3.01        Amended and Restated
                     Certificate of Incorporation of
                     Panhandle Eastern Corporation,
                     including the Certificate of
                     Elimination of the
                     Participating Stock of
                     Panhandle Eastern Corporation

         3.03        By-Laws of Panhandle Eastern     19(a) to Form 10-Q of PEC for     1-8157
                     Corporation, effective July 8,   quarter ended September 30,
                     1986                             1986

         4.01        Indenture, dated as of November  4.03 to Form 10-K of PEC for      1-8157
                     1, 1994, between Panhandle       year ended December 31, 1994
                     Eastern Corporation and The
                     First National Bank of Boston,
                     as Trustee

        *4.02        Credit Agreement between
                     Panhandle Eastern Corporation,
                     d/b/a PanEnergy Corp, and
                     Chemical Bank, as
                     Administrative Agent, dated as
                     of January 31, 1996
        *4.03        Credit Agreement (Five Year

                     Facility) between Panhandle
                     Eastern Corporation, d/b/a
                     PanEnergy Corp, and Chemical
                     Bank, as Administrative Agent,
                     dated as of January 31, 1996

      **10.01        1977 Non-Qualified Stock Option  10(f) to Form 10-K of PEC for     1-8157
                     Plan of Panhandle Eastern        year ended December 31, 1986
                     Corporation, as amended through
                     December 3, 1986 (and related
                     Agreement)

      **10.02        1982 Key Employee Stock Option   10(g) to Form 10-K of PEC for     1-8157
                     Plan of Panhandle Eastern        year ended December 31, 1986
                     Corporation, as amended through
                     December 3, 1986 (and related
                     Agreement)
      **10.03        Panhandle Eastern                10(w) to Form 10-K of PEC for     1-8157

                     Corporation -- Nonemployee       year ended December 31, 1985
                     Directors Retirement Plan (As
                     amended May 22, 1985)

       EXHIBIT                                                                          FILE
       NUMBER                  DESCRIPTION              ORIGINALLY FILED AS EXHIBIT    NUMBER
       -------                 -----------              ---------------------------    -------
      **10.04        Deferred Compensation Plan for   10.04 to Form 10-K of PEC for     1-8157
                     the Board of Directors of        year ended December 31, 1989
                     Panhandle Eastern Corporation
                     (Adopted May 26, 1982; as
                     amended November 29, 1989)
      **10.05        Amendment to Deferred            10.05 to Form 10-K of PEC for     1-8157

                     Compensation Plan for the Board year ended December 31, 1994 of Directors of Panhandle
                     Eastern Corporation dated
                     January 25, 1995

      **10.06        Panhandle Eastern                10.05 to Form 10-K of PEC for     1-8157
                     Corporation -- Executive         year ended December 31, 1989
                     Benefit Equalization Plan (As
                     amended November 29, 1989;
                     effective January 1, 1990)

      **10.07        Panhandle Eastern Corporation    10.06 to Form 10-K of PEC for     1-8157
                     Retirement Benefit Equalization  year ended December 31, 1993
                     Plan (Adopted December 20,
                     1993; effective January 1,
                     1994; amends and restates
                     Exhibit number 10.05)

      **10.08        Panhandle Eastern                19(a) to Form 10-Q of PEC for     1-8157
                     Corporation -- Executive         quarter ended September 30,
                     Severance Agreement              1988

        10.09        Change in Control Severance Pay  19(c) to Form 10-Q of PEC for     1-8157
                     Plan of Panhandle Eastern        quarter ended September 30,
                     Corporation and Affiliates       1986
                     (Adopted July 8, 1986)

      **10.10        1989 Nonemployee Directors       28(a) to Form S-8 Registration  33-28912
                     Stock Option Plan (Adopted       Statement of PEC
                     February 1, 1989)

        10.11        Employees Savings Plan of        10.12 to Form 10-K of PEC for     1-8157
                     Panhandle Eastern Corporation    year ended December 31, 1990
                     and Participating Affiliates
                     (Effective January 1, 1991)

        10.12        Retirement Income Plan of        10.13 to Form 10-K of PEC for     1-8157
                     Panhandle Eastern Corporation    year ended December 31, 1990
                     and Participating Affiliates
                     (Effective January 1, 1991)

      **10.13        Panhandle Eastern Corporation    10.12 to Form 10-K of PEC for     1-8157
                     Key Executive Retirement         year ended December 31, 1993
                     Benefit Equalization Plan
                     (Adopted December 20, 1993;
                     effective January 1, 1994)

      **10.14        Panhandle Eastern Corporation    10.13 to Form 10-K of PEC for     1-8157
                     Key Executive Deferred           year ended December 31, 1993
                     Compensation Plan (Adopted
                     December 20, 1993; effective
                     January 1, 1994)

      **10.15        1990 Long Term Incentive Plan    10.14 to Form 10-K of PEC for     1-8157
                     (Adopted November 29, 1989)      year ended December 31, 1990

        10.16        Special Recognition Bonus Plan   10.15 to Form 10-K of PEC for     1-8157
                     (Adopted November 29, 1989)      year ended December 31, 1990

       EXHIBIT                                                                          FILE
       NUMBER                  DESCRIPTION              ORIGINALLY FILED AS EXHIBIT    NUMBER
       -------                 -----------              ---------------------------    ------
        10.17        Annual Cash Bonus Plan of        19.3 to Form 10-Q of PEC for      1-8157
                     Panhandle Eastern Corporation    quarter ended September 30,
                     (Adopted October 25, 1989;       1989
                     effective January 1, 1990)

        10.18        Texas Eastern Deferred Income    10.9 to Form 10-K of TEC for      1-7587
                     Program; First Amendment, dated  years ended December 31, 1984
                     December 5, 1985; and Second     and 1986; 8 to Schedule 14D-9
                     Amendment, dated August 15,      of TEC, dated January 30, 1989
                     1988

      **10.19        Panhandle Eastern Corporation    10.18 to Form 10-K of PEC for     1-8157
                     1994 Long Term Incentive Plan    year ended December 31, 1993

      **10.20        Agreement, dated November 1,     10.27 to Form 10-K of PEC for     1-8157
                     1989, between G. L. Mazanec and  year ended December 31, 1990
                     Panhandle Eastern Corporation

      **10.21        Amendment to Employment          10.17 to Form 10-K of PEC for     1-8157
                     Agreement, effective November    year ended December 31, 1992
                     1, 1992, between G. L. Mazanec
                     and Panhandle Eastern
                     Corporation

      **10.22        Agreement, dated November 12,    10.28 to Form 10-K of PEC for     1-8157
                     1990, between D. R. Hendrix and  year ended December 31, 1990
                     Panhandle Eastern Corporation

      **10.23        Amendment, dated March 12, 1993  10.19 to Form 10-K of PEC for     1-8157
                     to be effective as of February   year ended December 31, 1992
                     24, 1993, to Agreement dated
                     November 12, 1990, between D.
                     R. Hendrix and Panhandle
                     Eastern Corporation

      **10.24        Second Amendment, dated          10.23 to Form 10-K of PEC for     1-8157
                     December 20, 1993, to Agreement  year ended December 31, 1993 dated November 12, 1990,
                     between Dennis Hendrix and
                     Panhandle Eastern Corporation

      **10.25        Agreement, dated November 12,    10.31 to Form 10-K of PEC for     1-8157
                     1990, between P. J. Burguieres   year ended December 31, 1990
                     and Panhandle Eastern
                     Corporation

      **10.26        Agreement, effective January 1,  10.32 to Form 10-K of PEC for     1-8157
                     1991, between P. J. Burguieres   year ended December 31, 1990
                     and Panhandle Eastern
                     Corporation

      **10.27        Agreement, effective March 1,    10.24 to Form 10-K of PEC for     1-8157
                     1991, between Paul M. Anderson   year ended December 31, 1991
                     and Panhandle Eastern
                     Corporation

        10.28        Settlement Agreement, dated      19.4 to Form 10-Q of PEC for      1-8157
                     July 21, 1986, among Sonatrach,  quarter ended June 30, 1986
                     Panhandle Eastern Corporation,
                     Panhandle Eastern Pipe Line
                     Company and Trunkline LNG
                     Company

       EXHIBIT                                                                          FILE
       NUMBER                  DESCRIPTION              ORIGINALLY FILED AS EXHIBIT    NUMBER
       -------                 -----------              ---------------------------    ------
        10.29        Amendment, dated August 11,      19.5 to Form 10-Q of PEC for      1-8157
                     1986, to Settlement Agreement,   quarter ended June 30, 1986
                     dated July 21, 1986, among
                     Sonatrach, Panhandle Eastern
                     Corporation, Panhandle Eastern
                     Pipe Line Company and Trunkline
                     LNG Company

        10.30        Amendment No. 2, dated August    19(e) to Form 10-Q of PEC for     1-8157
                     1, 1988, to Settlement           quarter ended June 30, 1988
                     Agreement, dated July 21, 1986,
                     among Sonatrach, International
                     Petroleum Investment
                     Partnership, Panhandle Eastern
                     Corporation, Panhandle Eastern
                     Pipe Line Company and Trunkline
                     LNG Company

        10.31        Purchase Agreement, dated April  19(a) to Form 10-Q of PEC for     1-8157
                     26, 1987, between Sonatrading    quarter ended March 31, 1987
                     Amsterdam B.V. and Trunkline
                     LNG Company

        10.32        Mutual Assurances Agreement,     19(b) to Form 10-Q of PEC for     1-8157
                     dated April 26, 1987, among      quarter ended March 31, 1987
                     Sonatrach, Sonatrading
                     Amsterdam B.V., Panhandle
                     Eastern Corporation and
                     Trunkline LNG Company

        10.33        Tanker Utilization Agreement,    19(c) to Form 10-Q of PEC for     1-8157
                     dated April 26, 1987, between    quarter ended March 31, 1987
                     Sonatrading Amsterdam B.V. and
                     Trunkline LNG Company

        10.34        Transportation Agreement, dated  19(d) to Form 10-Q of PEC for     1-8157
                     April 26, 1987, between          quarter ended March 31, 1987
                     Sonatrach and Trunkline LNG
                     Company

     ***10.35        Letter Agreement constituting a
                     Contract of Employment between
                     James T. Hackett and Panhandle
                     Eastern Corporation, dated
                     December 19, 1995

     ***10.36        Retirement Income Plan of
                     Panhandle Eastern Corporation
                     and Participating Affiliates,
                     as amended and restated
                     effective January 1, 1995

     ***10.37        Amendment No. 1 to the
                     Retirement Income Plan of
                     Panhandle Eastern Corporation
                     and Participating Affiliates,
                     effective January 1, 1996

       EXHIBIT                                                                          FILE
       NUMBER                  DESCRIPTION              ORIGINALLY FILED AS EXHIBIT    NUMBER
       -------                 -----------              ---------------------------    ------
     ***10.38        Amendment No. 2 to the
                     Retirement Income Plan of
                     Panhandle Eastern Corporation
                     and Participating Affiliates,
                     effective January 1, 1996

       *13           PanEnergy Corp 1995 Annual
                     Report to Stockholders

        21           List of Certain Subsidiaries of
                     the Registrant and state of
                     incorporation: (Contained
                     within Part IV of the Form 10-K
                     for the Fiscal Year Ended
                     December 31, 1995)

       *23           Consent of KPMG Peat Marwick
                     LLP

       *24           Powers of Attorney

       *27           Financial Data Schedule for
                     December 31, 1995

       *99           Definitive Proxy Statement,
                     dated March 15, 1996 for the
                     Annual Meeting of Stockholders
                     of Panhandle Eastern
                     Corporation