Form 10-Q
period 1996-03-31
PANHANDLE EASTERN CORP ET AL
filed 1996-05-13
CIK 351696

===========================================================================

                               UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         -----------------------

                            ------------------

                                FORM 10-Q

                            ------------------

                             QUARTERLY REPORT

                  Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                 For the Quarter Ended March 31, 1996
                        Commission File No. 1-8157

                            ------------------

                            PANENERGY CORP
          (Exact name of registrant as specified in its charter)

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

                     Panhandle Eastern Corporation
              (Former name, if changed since last report)

                            ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes:  X      No:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Class                      Outstanding at April 30, 1996
      --------------------------           -----------------------------
      Common Stock, $1 par value                     150,839,236


===========================================================================

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements - Unaudited
                     PanEnergy Corp and Subsidiaries
                       CONSOLIDATED STATEMENT OF INCOME

                                                        Three Months Ended
                                                        March 31
                                                        ------------------
Millions, except per share amounts              1996      1995
- ----------------------------------             ------    ------
Operating Revenues
 Sales of natural gas and petroleum products             $1,291    $  812
   Transportation and storage of natural gas                401       401
 Other                                             21        19
                                               ------    ------
   Total (Note 2)                               1,713     1,232
                                               ------    ------
Costs and Expenses
 Natural gas and petroleum products purchased   1,158       759
 Operating and maintenance                                  172       149
 General and administrative                        75        56
 Depreciation and amortization                     72        69
 Miscellaneous taxes                               23        22
                                               ------    ------
   Total                                                  1,500     1,055
                                               ------    ------
Operating Income                                            213       177
                                               ------    ------
Other Income and Deductions
 Equity in earnings of unconsolidated affiliates              5        24
 Other income, net of deductions                    4        (4)
                                               ------    ------
   Total                                            9        20
                                               ------    ------
Earnings Before Interest and Tax                            222       197

Interest Expense                                   58        58
                                               ------    ------
Earnings Before Income Tax                                  164       139

Income Tax                                         62        55
                                               ------    ------
NET INCOME                                     $  102    $   84
                                               ======    ======
Average Common Shares Outstanding               150.5     149.2
                                               ======    ======
Earnings per Common Share                      $ 0.68    $ 0.56
                                               ======    ======
Dividends per Common Share                     $0.225    $ 0.21
                                               ======    ======

         See accompanying notes to consolidated financial statements

                     PanEnergy Corp and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                                 ASSETS

                                              March 31,            December 31,
Millions                                   1996                        1995
- --------                                   ---------            ------------
Current Assets
 Cash and cash equivalents              $    40        $    51
 Accounts and notes receivable, net                        630  505
 Inventory and supplies                     113            136
 Current deferred income tax                 73             81
 Other (Notes 2 and 6)                      262            239
                                        -------        -------
   Total                                  1,118          1,012
                                        -------        -------

Investments
 Affiliates                                 181            164
 Other                                       67             66
                                        -------        -------
   Total                                    248            230
                                        -------        -------

Plant, Property and Equipment
 Original cost                            8,311          8,401
 Accumulated depreciation and amortization                  (3,223)(3,251)
                                        -------        -------
   Net plant, property and equipment                     5,088 5,150
                                        -------        -------

Deferred Charges
 Goodwill, net                              238            240
 Prepaid pension                            264            259
 Other (Notes 2 and 6)                      714            736
                                        -------        -------
   Total                                  1,216          1,235
                                        -------        -------

TOTAL ASSETS                            $ 7,670        $ 7,627
                                        =======        =======

         See accompanying notes to consolidated financial statements

                     PanEnergy Corp and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                              March 31,            December 31,
Millions                                   1996                        1995
- --------                                   ----------              ------------
Current Liabilities
 Long-term debt due within one year     $  301          $  180
 Notes payable                              44             145
 Accounts payable                          501             391
 Rate refund provisions (Note 2)            47              54
 Accrued interest                           69              69
 Taxes payable                              98              65
 Other (Notes 2 and 6)                     425             419
                                        ------          ------
   Total                                 1,485           1,323
                                        ------          ------
Deferred Liabilities and Credits
 Deferred income tax (Note 3)            1,197           1,183
 Other (Notes 2 and 6)                     755             802
                                        ------          ------
   Total                                 1,952           1,985
                                        ------          ------

Long-term Debt                           1,929           2,092
                                        ------          ------
Commitments and Contingent Liabilities
 (Notes 2, 4, 6 and 7)

Common Stockholders' Equity
 Common stock, 150.8 million (1996) and
   150.2 million (1995) shares issued and
   outstanding, $1 par value per share                     151  150
 Paid-in capital                         2,228           2,220
 Retained earnings (deficit)               (75)           (143)
                                        ------          ------
   Total (Note 5)                        2,304           2,227
                                        ------          ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $7,670 $7,627
                                        ======          ======

         See accompanying notes to consolidated financial statements

                     PanEnergy Corp and Subsidiaries
                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Three Months Ended
                                                       March 31
                                                       ------------------
Millions                                       1996      1995
- --------                                       -----     -----
Operating Activities
 Net income                                    $ 102     $  84
 Adjustments to reconcile net income to operating
   cash flows:
      Depreciation and amortization               72        69
      Deferred income tax expense                 21        31
      Earnings of unconsolidated affiliates,
        net of distributions                      (2)      (21)
      Net pension benefit                         (5)       (6)
      Other non-cash items in net income           6         1
      Net change in operating assets
        and liabilities                          (43)       16
                                               -----     -----
 Net Cash Flows Provided by Operating Activities           151  174
                                               -----     -----
Investing Activities
 Capital expenditures                            (42)      (60)
 Investment expenditures                          (3)       (2)
 Property retirements and other                   23        20
                                               -----     -----
 Net Cash Flows Used in Investing Activities     (22)      (42)
                                               -----     -----
Financing Activities
 Retirement of debt                              (40)     (185)
 Net increase (decrease) in notes payable       (101)       98
 Accounts payable - banks                         30       (27)
 Common stock issuance                             5         2
 Dividends paid                                  (34)      (30)
 Other                                             -        (1)
                                               -----     -----
 Net Cash Flows Used in Financing Activities    (140)     (143)
                                               -----     -----
Net Change in Cash
 Decrease in cash and cash equivalents           (11)      (11)
 Cash and cash equivalents, beginning of period   51        33
                                               -----     -----
 Cash and Cash Equivalents, End of Period      $  40     $  22
                                               =====     =====
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)      $  54 $  59
 Cash paid for income tax                          1         -

       See accompanying notes to consolidated financial statements

                    PANENERGY CORP AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. General

    PanEnergy Corp (PanEnergy), formerly Panhandle Eastern Corporation, and its subsidiaries (the Company) are involved in the transportation, storage, gathering and processing of natural gas. The Company is also a leading marketer of natural gas, electricity, liquefied petroleum gases and related energy services. The interstate natural gas transmission operations of Texas Eastern Transmission Corporation (TETCO), Algonquin Gas Transmission Company (Algonquin), Panhandle Eastern Pipe Line Company (PEPL) and Trunkline Gas Company (Trunkline), and the liquefied natural gas (LNG) facilities of Trunkline LNG Company (Trunkline LNG) are subject to the rules, regulations and accounting procedures of the Federal Energy Regulatory Commission (FERC).

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Certain amounts of reported revenues and expenses are also affected by these estimates and assumptions. Actual results could differ from those estimates. Certain amounts for the prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.

 2. Natural Gas Revenues and Regulatory Matters

    When rate cases are pending final FERC approval, a portion of the revenues collected by each interstate natural gas pipeline is subject to possible refunds. The Company has established adequate reserves where required for such cases. The following is a summary of significant pending rate cases before FERC and certain regulatory matters.

    FERC Order 636 and Transition Costs

    During 1993, the Company's interstate natural gas pipelines began providing restructured services pursuant to FERC Order 636. This order, which is on appeal to the courts, requires pipeline service restructuring that unbundles sales, transportation and storage services. Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs).

    TETCO's final and nonappealable Order 636 settlement, implemented on August 1, 1994, provides for the recovery of certain transition costs through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which continues to be subject to change dependent upon natural gas prices and deliverability levels. In 1993, the Company established an additional provision to reflect the impact of the settlement and increased its liabilities in 1995 upon producers' discoveries of additional natural gas reserves. PEPL's transition cost recoveries, which are subject to certain challenges pending before FERC, will occur through 1998.

    At March 31, 1996 and December 31, 1995, the Company's interstate pipelines had recorded $68 million and $303 million (1996), and $70 million and $310 million (1995) of current and long-term regulatory assets, respectively, representing transition costs incurred or estimated to be incurred that will be recovered. At March 31, 1996 and December 31, 1995, the Company had recorded estimated current and long-term liabilities related to Order 636 transition costs of $115 million and $148 million (1996), and $125 million and $165 million
    (1995), respectively.

    In the past, during the normal course of business, the Company's interstate pipelines entered into certain gas purchase contracts containing take-or-pay provisions, which may expose the Company to financial risk. PEPL and Trunkline are currently collecting certain take-or-pay settlement costs with respect to such contracts through volumetric surcharges with interest through 1997. Trunkline intends to file after 1997 for recovery of amounts not fully recovered by these surcharges.

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

    Jurisdictional Transportation and Sales Rates

    PEPL - On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases. FERC issued an order on May 25, 1995 on the earlier rate proceeding and PEPL has requested rehearing of certain matters in that order. On February 5, 1996, FERC issued an order on the latter rate proceeding and PEPL has also requested rehearing of various items in this order.

    Effective April 1, 1989, PEPL placed into effect, subject to refund, sales and transportation rates reflecting a restructuring of rates, including seasonal rate structures. On December 7, 1995, FERC issued an order, subject to rehearing, which addressed all remaining matters on the rate proceeding, with no additional refunds due customers.

    Trunkline - On September 1, 1994, Trunkline placed into effect, subject to refund, a general rate increase as a result of a filing made in accordance with terms of a rate case settlement in 1993. A settlement resolving this case became effective February 1, 1996.

    On January 30, 1996, Trunkline filed a new general rate increase. FERC issued an order on February 29, 1996 suspending the effective date to August 1, 1996.

    Algonquin - On March 29, 1996, Algonquin filed a limited rate filing reflecting changes in net plant, property and equipment pursuant to a settlement approved by FERC in July 1994. FERC issued an order on April 26, 1996 suspending the effective date to May 1, 1996, subject to refund.

    Other - The Company's pipelines, pursuant to FERC requirements, requested FERC approval to record the impact of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," including the recognition of a portion of the impact as an increase to stockholders' equity. The FERC accounting branch has denied approval of certain of these requests pending future rate proceedings, and the Company's pipelines, where approval has been denied, have filed for rehearing. While it is not known when FERC will address this issue, the Company believes the ultimate resolution of this matter will not have a material adverse effect on consolidated financial position.

 3. Income Tax

    The Company's investment tax credit (ITC) carryforward of $25 million at December 31, 1995, which is expected to be fully utilized in 1996, will begin to expire in 1997 and will be extinguished in 2002 if not utilized sooner. The Company's alternative minimum tax credit carryforward of $79 million at December 31, 1995 can be carried forward indefinitely.

 4. Other Contingencies

    TEPPCO Partners, L.P. - The Company has a 10.45% ownership interest in TEPPCO Partners, L.P., a master limited partnership (MLP) that owns and operates a petroleum products pipeline. A subsidiary partnership of the MLP has $340 million in First Mortgage Notes outstanding with recourse to the general partner, a subsidiary of PanEnergy. These notes have annual principal payments due through 2010. In the opinion of management, the probability that the PanEnergy subsidiary will be required to perform under this recourse provision is remote.

    Petrolane Incorporated (Petrolane) - In connection with the sale of Petrolane in 1989, Texas Eastern Corporation (TEC), a subsidiary of PanEnergy, agreed to indemnify Petrolane against certain obligations for guaranteed leases and environmental matters. Certain of the lease obligations relate to Petrolane's divestiture of supermarket operations prior to its acquisition by TEC and as of December 31, 1995 totaled approximately $73 million over the remaining terms of the leases, which expire in 2006. In the opinion of management, the probability that TEC will be required to perform under this indemnity provision is remote.

    Northern Border Pipeline Company (Northern Border) - PEPL owns an effective 5.95% ownership interest in Northern Border through an MLP. Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $163 million for the years 1996 through 2001. In the opinion of management, the probability that PEPL will be required to perform under this guarantee is remote.

 5. Stockholders' Equity

    Under the most restrictive covenants contained in the Company's debt agreements, $1.1 billion of PanEnergy's consolidated common stock-holders' equity was available for the payment of dividends at March 31, 1996.

 6. Environmental Matters

    TETCO is currently conducting PCB (polychlorinated biphenyl) assessment and cleanup programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site assessment, installation of on-site source control equipment and groundwater monitoring wells, and on- and off-site cleanup work. TETCO expects to complete the cleanup programs at up to 89 sites in as many as 14 states by the year 1998. Groundwater monitoring activities will continue beyond 1998.

    In addition, TETCO has been conducting PCB cleanup work at certain on- and off-site areas pursuant to separate agreements with the states of Pennsylvania and New Jersey. These agreements generally impose cleanup levels that are more stringent than those required by the U.S. Consent Decree.

    In 1987, the Commonwealth of Kentucky instituted suit in state court against TETCO, alleging improper disposal of PCBs at TETCO's three compressor station sites in Kentucky. This suit, which is still pending, seeks penalties for violations of Kentucky environmental statutes. The Company previously established a reserve for potential fines and penalties. In 1991, TETCO and the Commonwealth executed a consent order in which TETCO agreed to perform site assessments at its sites in Kentucky, and this work has been substantially completed. TETCO completed cleanup of one of its Kentucky sites in 1994, another in 1995 and intends to complete the final site in 1996.

    The Company has also identified environmental contamination at up to 53 sites on the PEPL and Trunkline systems and is undertaking cleanup programs at these sites. The contamination resulted from the past use of lubricants containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the Environmental Protection Agency and appropriate state regulatory agencies on these matters. In August 1995, Trunkline entered into a consent order under a cleanup program with the Tennessee Department of Environment and Conservation for the cleanup of its Tennessee facility. Cleanups in other states by PEPL and Trunkline are also proceeding. The environmental cleanup programs are expected to continue until 2002.

    At March 31, 1996 and December 31, 1995, the Company had total current and long-term liabilities recorded of $66 million and $206 million
    (1996), and $56 million and $226 million (1995), respectively, for remaining estimated cleanup costs on the TETCO, PEPL and Trunkline systems. These cost estimates represent gross cleanup costs expected to be incurred, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims. Estimated liabilities for remaining TETCO PCB cleanup costs were reduced in the fourth quarter 1995 as a result of lower-than-projected cleanup costs incurred on completed sites. As a result of the reduction in estimated cleanup costs, the related regulatory assets were also reduced. At March 31, 1996 and December 31, 1995, the Company had total current and long-term regulatory assets recorded of $22 million and $152 million (1996), and $21 million and $177 million (1995), respectively, representing costs to be recovered from customers.

    The federal and state cleanup programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. The Company believes the ultimate resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations or financial position.

 7. Litigation

    In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, claims have been made and numerous lawsuits have been filed in the Superior Court of New Jersey, Middlesex County against TETCO and other private and governmental entities by or on behalf of hundreds of individuals and general businesses. These claimants seek compensatory damages for personal injuries and/or property losses, as well as punitive damages. The property insurers of an apartment complex adjacent to the asphalt plant where the rupture occurred also have filed suits against TETCO and other defendants in Superior Court seeking to recover amounts paid under pertinent policies of insurance. Quality Materials, Inc. (Quality), the owner of the asphalt plant, filed suit in the U.S. District Court for the District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO filed a counterclaim against Quality. In April 1996, the U.S. District Court dismissed the suit by Quality and the counterclaim by TETCO on the grounds that all claims should be resolved in the pending Middlesex County litigation.

    The findings of an investigation of the incident by the Company and the National Transportation Safety Board (NTSB) indicate third-party damage to be the cause of the rupture. Additionally, an NTSB report found that TETCO's pipeline operations met or exceeded federal safety regulations. The Company recorded a provision in 1994 for costs related to this incident that are not recoverable under the Company's insurance policies. The Company expects the resolution of these matters will not have a material adverse effect on consolidated results of operations or financial position.

    The Company is also involved in various other legal actions and claims arising in the normal course of business. Based upon its current assessment of the facts and the law, management does not believe that the outcome of any such action or claim will have a material adverse effect upon the consolidated financial position of the Company. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the uncertainties inherent in any litigation. The Company is defending itself vigorously in all the above suits.

 8. Fair Presentation

    The information as furnished reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position as of March 31, 1996, and results of operations and cash flows for the three months ended March 31, 1996 and 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided to facilitate increased understanding of the 1996 and 1995 interim consolidated financial statements and accompanying notes presented in Item 1. The discussion of the Company's "Operating Environment and Outlook" addresses key trends and future plans. Material period-to-period variances in the consolidated statement of income are discussed under "Results of Operations." The "Capital Resources, Liquidity and Financial Position" section analyzes cash flows and financial position. Throughout these discussions, management addresses items that are reasonably likely to materially affect future liquidity or earnings.

OPERATING ENVIRONMENT AND OUTLOOK

The changing environment resulting from the restructuring of the natural gas industry in the post-Order 636 environment has led to industry consolidations and created additional growth opportunities for the Company. The Company continues its growth strategy of expanding non-jurisdictional businesses, while also continuing to advance interstate gas pipeline market-expansion projects and providing new services to customers.

In the Energy Services segment, the Company in January 1996 signed a non-binding letter of intent with a subsidiary of Mobil Corporation (Mobil) for two transactions which are expected to be completed by mid-1996. One transaction would involve a purchase of Mobil's interests in certain gathering, processing and related facilities for approximately $300 million. The other transaction would combine the marketing operations of Gas and Power Services with those of Mobil, with the resulting entity operated by the Company and owned 60% by the Company and 40% by Mobil.

In April 1996, FERC issued its final ruling ordering traditional power companies to make their transmission systems common carriers, which should further open the electric power market to competition. Gas and Power Services currently markets natural gas to approximately 300 retail customers.

The new PanEnergy Corp name reflects the broad range of energy services now provided by the Company. The Company plans to continue to pursue strategic opportunities that emerge, in the U.S. and internationally, via joint ventures, expansion projects and acquisitions in both the Natural Gas Transmission and the Energy Services segments.

RESULTS OF OPERATIONS

Consolidated net income for the three months ended March 31, 1996 was $102 million, or $0.68 per share on 150.5 million average common shares outstanding, compared with $84 million, or $0.56 per share on 149.2 million average common shares outstanding, for the same period in 1995.

Earnings Before Interest and Tax Analysis

Consolidated earnings before interest and tax increased to $222 million in the first three months of 1996 compared with $197 million for the same period in 1995, reflecting improvements in both the Natural Gas Transmission and Energy Services groups. Slightly colder-than-normal winter temperatures and improved operations from business expansions and increased margins contributed to a $25 million, or 13%, increase in earnings before interest and tax, partially offset by a non-recurring $17 million charge from a first-quarter 1996 work force reduction.

Ear         nings Before Interest and Tax by Business Group
- ---         -----------------------------------------------

                                                Three Months Ended
                                                March 31
                                                ------------------
    Millions                               1996       1995
    --------                               ----       ----
    Natural Gas Transmission
       TETCO                               $ 87       $ 80
       Algonquin                             18         22
       PEPL                                  33         38
       Trunkline                             20         14
                                           ----       ----
       Total                                158        154
                                           ----       ----
    Energy Services
       Field Services                        31         19
       Gas and Power Services                21          9
       Crude Oil                              3          2
                                           ----       ----
       Total                                 55         30
                                           ----       ----
    Other                                     9         13
                                           ----       ----
    Consolidated Earnings Before Interest and Tax     $222 $197
                                           ====       ====


       Equity in Earnings (Losses) of Unconsolidated Affiliates
            (included in Earnings Before Interest and Tax)
    --------------------------------------------------------

                                                 Three Months Ended
                                                  March 31
                                                ------------------
    Millions                               1996       1995
    --------                               ----       ----
    Natural Gas Transmission
       Northern Border Partners, L.P.       $ 1        $ 4
                                            ---        ---
    Energy Services
       Midland Cogeneration Venture           -          3
                                            ---        ---
    Other
       National Methanol Company              3         15
       TEPPCO Partners, L.P.                  3          2
       Other affiliates                      (2)         -
                                            ---        ---
       Total                                  4         17
                                            ---        ---
    Total                                       Equity in Earnings    $ 5  $24
                                            ===        ===

                            Operating Data
                            --------------

                                                Three Months Ended
                                               March 31
                                               ------------------
                                          1996        1995
                                          ----        ----
    Natural Gas Transmission Volumes,
      Trillion British Thermal Units (TBtu)

       Market Area
         TETCO                             401         345
         Algonquin                         105         102
         PEPL                              210         191
         Trunkline                         153          99
         Eliminations                      (12)        (18)
                                          ----        ----
           Total                           857         719
                                          ----        ----

       Supply Area
         TETCO                              32          21
         PEPL                                8          12
         Trunkline                          28          34
                                          ----        ----
           Total                            68          67
                                          ----        ----
       Total Volumes                       925         786
                                          ====        ====

    Energy Services Volumes

       Field Services
         Natural gas gathered/
           processed, TBtu/d(1)            2.5         1.7
         NGL production, MBbl/d(2)        58.2        53.2

       Gas and Power Services
         Natural gas marketed, TBtu/d      4.4         3.6

       Crude Oil
         Crude oil pipeline volumes, MBbl/d           68.4 79.8
         NGL pipeline volumes, MBbl/d     20.2        15.5

    ----------
    (1)  Trillion British thermal units per day.
    (2)  Thousand barrels per day.

Natural Gas Transmission

Earnings before interest and tax for Natural Gas Transmission increased
$4 million, or 3%, to $158 million in the first three months of 1996 compared with the same period in 1995.

TETCO - Earnings before interest and tax for TETCO increased $7 million comparing the first three months of 1996 with the prior-year period. Revenues increased $11 million, or 5%, primarily due to colder weather and new pipeline expansion projects. Higher expenses, including $2 million of severance expense, partially offset the increase in revenues.

Algonquin - Algonquin's earnings before interest and tax remained flat at $18 million in the first three months of 1996 compared with the same period in 1995, excluding $4 million of revenues recognized in the first quarter 1995 applicable to the resolution of a regulatory issue.

PEPL - PEPL's earnings before interest and tax decreased $5 million, or 13%, comparing the first three months of 1996 with the prior-year period. The reduction resulted from $10 million of severance expense in the first quarter 1996 and $3 million of lower equity earnings from Northern Border Partners, L.P., which more than offset higher earnings from increased rate realization.

Trunkline - Earnings before interest and tax for Trunkline increased
$6 million comparing the first three months of 1996 with the same period in 1995. The net increase was due to higher throughput and transportation revenues during the colder winter weather, which was partially offset by $5 million of severance expense.

Energy Services

Earnings before interest and tax for Energy Services increased $25 million, or 83%, comparing the first three months of 1996 with the same period in 1995, primarily from the strong natural gas liquids (NGL) prices and weather-related price movements in natural gas.

Field Services - Field Services' earnings before interest and tax increased $12 million for the first three months of 1996 as compared to the prior-year period. Net revenues increased $22 million, or 46%, resulting from higher NGL prices and increased gathering and processing volumes related to business expansions and weather. Higher operating expenses partially offset the increase in net revenues.

Gas and Power Services - Earnings before interest and tax for Gas and Power Services increased $12 million for the first three months of 1996 compared to the same period in 1995, primarily due to higher gas margins, resulting from colder weather and rising gas prices, and higher risk management margins realized. Marketed volumes also increased 22% to 4.4 TBtu/d. This increase was partially offset by increased operating expenses and $3 million of lower equity in earnings from Midland Cogeneration Venture.

Crude Oil - Crude Oil's earnings before interest and tax increased $1 million to $3 million for the first three months of 1996 compared with the same period for 1995.

Risk Management - The Company uses financial instruments to reduce its exposure to market fluctuations in the price and transportation costs of natural gas and petroleum products. The Company's general strategy is to hedge price and location risk with futures, swaps and options; however, net open positions in terms of price, volume and specified delivery point do occur. In addition to hedging activities, the Company also engages in trading of such instruments. The Company manages open positions with strict policies which limit its exposure to market risk and require reporting to management potential financial exposure on a daily basis. These policies include statistical risk tolerance limits using weighted price movements to calculate a daily earning at risk (DEAR) as well as a total value at risk (VAR) measurement.

Other Operations

Earnings before interest and tax for other operations decreased $4 million comparing the first three months of 1996 with the same period in 1995. Equity in earnings from National Methanol Company decreased $12 million to $3 million in 1996 due primarily to significantly lower methanol margins, which more than offset a $9 million increase in earnings before interest and tax by the LNG Project attributed primarily to higher charter revenues.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL POSITION

Operating Cash Flow

                                               Three Months Ended
                                               March 31
                                               ------------------
Millions                                                 1996    1995
- --------                                                 ----    ----
Net Cash Flows Provided by Operating Activities          $151    $174
                                           ----        ----

Historical Analysis - Operating cash flows decreased $23 million comparing the first three months in 1996 to the same period in 1995. This decrease reflects higher accounts receivable balances, partially offset by increased accounts payable and higher 1996 earnings.

Order 636 Transition Costs - With implementation of Order 636 and the elimination of pipeline merchant services, the Company's interstate natural gas pipelines are incurring certain costs related to the transition, primarily TETCO's gas purchase contract commitments. At March 31, 1996, TETCO's gross commitments under gas purchase contracts that do not contain market-sensitive pricing provisions were approximately $160 million, $115 million, $60 million and $25 million for the years 1996 through 1999, respectively, with no significant amounts thereafter. These estimates reflect significant assumptions regarding deliverability and natural gas prices.

TETCO's final and nonappealable Order 636 settlement, implemented on August 1, 1994, provides for the recovery of certain transition costs through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which continues to be subject to change dependent upon natural gas prices and deliverability levels. The Company has established provisions to reflect the impact of the settlement. PEPL's transition cost recoveries, which are subject to certain challenges pending before FERC, will occur through 1998. See Note 2 of the Notes to Consolidated Financial Statements.

During the next two years, above-market gas purchase contract payments by TETCO are expected to exceed transition cost collections from customers. Net cash receipts related to transition costs are expected to occur in periods thereafter.

Environmental Matters - For information concerning cleanup programs and environmental litigation, see Note 6 of the Notes to Consolidated Financial Statements.

Litigation - For information concerning other litigation matters, see Note 7 of the Notes to Consolidated Financial Statements.

Other - See Notes 2 and 4 of the Notes to Consolidated Financial Statements for a discussion of certain other regulatory proceedings and other contingencies.

The carrying value of LNG project assets is expected to be recovered through estimated future cash flows. Current estimates of future cash flows are based on significant business relationships and assumptions of future natural gas prices, supply availability and demand for LNG, which are subject to change.

The Company believes the regulatory, environmental and legal issues discussed above will not have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

Investing Cash Flow

                                                       Three Months Ended
                                                       March 31
                                               -       -------------------
Millions                                               1996 1995
- --------                                               ----  ----
Net Cash Flows Used in Investing Activities             $22       $42
                                            ---         ---

Capital and Investment Expenditures - Capital and investment expenditures totaled $45 million in the first three months of 1996, compared with $62 million for the same period in 1995. The Company currently expects to invest approximately $400 million in base 1996 capital and investment expenditures, with approximately 50% for Natural Gas Transmission and 40% for Energy Services, with the remainder budgeted for international and other development projects. The Company's base expenditure plans include approximately $225 million for market-expansion projects by the Natural Gas Transmission and Energy Services segments. Estimated expenditures of approximately $300 million related to the proposed transactions with Mobil are not included in the aforementioned budgeted expenditures and percentages.

Asset Sale - The Company sold certain pipeline assets on March 1, 1996 for approximately $23 million.

Financing Cash Flow

                                                       Three Months Ended
                                                       March 31
                                               -        ------------------
Millions                                              1996       1995
- --------                                              ----       ----
Net Cash Flows Used in Financing Activities                $140       $143
                                            ----       ----

Debt and Credit Facilities - PanEnergy has two variable-rate bank credit agreements, dated January 31, 1996, that permit PanEnergy to borrow up to $400 million under a five-year facility and $400 million under a 364-day facility. At March 31, 1996, there were no amounts outstanding under the credit agreements.

Stockholders Equity - The board of directors increased the quarterly dividend on common stock from $0.225 to $0.24 per common share effective with the 1996 second quarter.

Financing Requirements - Dividends and debt repayments for the next 12 months, along with operating and investing requirements as previously discussed in the Operating and Investing Cash Flow sections, are expected to be funded by cash from operations, debt issuances, periodic sales of customer accounts with limited recourse and/or available credit facilities. As of the date of this report, PanEnergy, TETCO and PEPL each have effective shelf registration statements with the Securities and Exchange Commission for the issuance of $100 million each of unsecured debt securities.

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes 2, 6 and 7 of the Notes to Consolidated Financial Statements in
Part I of this Report, which are incorporated herein by reference.  See also
Item 3 of PanEnergy's Annual Report on Form 10-K for the year ended
December 31, 1995.

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




                                       PanEnergy Corp
                                        (Registrant)


                                 /s/ Sandra P. Meyer

                               -------------------------------
                               Sandra P. Meyer, Vice President
                                 and Controller



Date:  May 13, 1996