Form 10-Q
period 1996-06-30
PANHANDLE EASTERN CORP ET AL
filed 1996-08-13
CIK 351696

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

                  For the Quarter Ended June 30, 1996
                        Commission File No. 1-8157

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

                           Yes:  X      No:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Class                      Outstanding at July 31, 1996
      --------------------------           ----------------------------
      Common Stock, $1 par value                     150,984,258


===========================================================================

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements - Unaudited
                     PanEnergy Corp and Subsidiaries
                       CONSOLIDATED STATEMENT OF INCOME

                                                        Periods Ended June 30
                                        Three Months            Six Months
                                      ------------------        ------------------
Millions, except per share amounts      1996    1995     1996      1995
- ----------------------------------    --------         --------  --------  --------
Operating Revenues
 Sales of natural gas and
   petroleum products        $1,052.2 $  918.3         $2,343.1  $1,730.0
   Transportation and storage
   of natural gas               359.7    356.4   760.6    757.9
 Other                           24.2      8.6    45.0     27.5
                             -------- --------         --------  --------
   Total (Note 2)             1,436.1  1,283.3 3,148.7  2,515.4
                             -------- --------         --------  --------
Costs and Expenses
 Natural gas and petroleum
   products purchased           976.5    851.3 2,133.9  1,610.9
 Operating and maintenance      138.5    134.1            311.0     283.0
 General and administrative      59.7     45.6            134.5     101.2
 Depreciation and amortization   72.1     69.5            144.2     138.3
 Miscellaneous taxes             19.5     21.8             42.1      44.3
                             -------- --------         --------  --------
   Total                      1,266.3  1,122.3          2,765.7   2,177.7
                             -------- --------         --------  --------
Operating Income                169.8    161.0            383.0     337.7
                             -------- --------         --------  --------
Other Income and Deductions
 Equity in earnings of
   unconsolidated affiliates      8.0      9.7    13.1     33.3
 Other income, net of deductions  6.3      0.6             10.0      (2.9)
                             -------- --------         --------  --------
   Total                         14.3     10.3             23.1      30.4
                             -------- --------         --------  --------
Earnings Before Interest and Tax184.1    171.3            406.1     368.1

Interest Expense                 55.8     59.0            114.1     117.0
                             -------- --------         --------  --------
Earnings Before Income Tax      128.3    112.3            292.0     251.1

Income Tax                       48.5     44.8            110.4      99.5
                             -------- --------         --------  --------
NET INCOME                   $   79.8 $   67.5         $  181.6  $  151.6
                             ======== ========         ========  ========
Average Common Shares Outstanding        150.8   149.5    150.7     149.3
                             ======== ========         ========  ========
Earnings per Common Share    $   0.53 $   0.45         $   1.21  $   1.02
                             ======== ========         ========  ========
Dividends per Common Share   $  0.240 $  0.225         $  0.465  $  0.435
                             ======== ========         ========  ========

         See accompanying notes to consolidated financial statements

                     PanEnergy Corp and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                                 ASSETS

                                              June 30,             December 31,
Millions                                   1996                        1995
- --------                                   ---------            ------------
Current Assets
 Cash and cash equivalents            $    25.2      $    50.8
 Accounts and notes receivable, net       598.3          505.1
 Inventory and supplies                   128.4          135.8
 Current deferred income tax               63.7           80.8
 Other (Notes 2 and 6)                    273.9          239.8
                                      ---------      ---------
   Total                                1,089.5        1,012.3
                                      ---------      ---------

Investments
 Affiliates                               209.9          164.3
 Other                                     58.9           65.8
                                      ---------      ---------
   Total                                  268.8          230.1
                                      ---------      ---------

Plant, Property and Equipment
 Original cost                          8,321.4        8,400.7
 Accumulated depreciation and amortization            (3,248.1) (3,250.9)
                                      ---------      ---------
   Net plant, property and equipment    5,073.3        5,149.8
                                      ---------      ---------

Deferred Charges
 Goodwill, net                            235.8          239.7
 Prepaid pension                          269.4          259.3
 Other (Notes 2 and 6)                    663.2          736.1
                                      ---------      ---------
   Total                                1,168.4        1,235.1
                                      ---------      ---------

TOTAL ASSETS                          $ 7,600.0      $ 7,627.3
                                      =========      =========

         See accompanying notes to consolidated financial statements

                     PanEnergy Corp and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30,            December 31,
Millions                                   1996                        1995
- --------                                   ---------               ------------
Current Liabilities
 Long-term debt due within one year   $  297.0        $  179.6
 Notes payable                            84.6           145.0
 Accounts payable                        432.4           391.2
 Rate refund provisions (Note 2)          47.0            53.6
 Accrued interest                         69.6            69.1
 Taxes payable                            73.4            65.0
 Other (Notes 2 and 6)                   385.8           419.9
                                      --------        --------
   Total                               1,389.8         1,323.4
                                      --------        --------
Deferred Liabilities and Credits
 Deferred income tax (Note 3)          1,198.6         1,182.9
 Other (Notes 2 and 6)                   742.1           802.1
                                      --------        --------
   Total                               1,940.7         1,985.0
                                      --------        --------

Long-term Debt                         1,917.6         2,091.6
                                      --------        --------
Commitments and Contingent Liabilities
 (Notes 2, 4, 6 and 7)

Common Stockholders' Equity
 Common stock, 151 million (1996) and
   150.2 million (1995) shares issued and
   outstanding, $1 par value per share   151.0           150.2
 Paid-in capital                       2,232.0         2,219.7
 Retained earnings (deficit)             (31.1)         (142.6)
                                      --------        --------
   Total (Note 5)                      2,351.9         2,227.3
                                      --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $7,600.0  $7,627.3
                                      ========        ========

         See accompanying notes to consolidated financial statements

                     PanEnergy Corp and Subsidiaries
                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Six Months Ended
                                                       June 30
                                                       --------------------
Millions                                      1996      1995
- --------                                     -------   -------
Operating Activities
 Net income                                  $ 181.6   $ 151.6
 Adjustments to reconcile net income to operating
   cash flows:
      Depreciation and amortization            144.2     138.3
      Deferred income tax expense               32.9      53.0
      Earnings of unconsolidated affiliates,
        net of distributions                    (7.5)     (5.0)
      Net pension benefit                      (10.2)    (10.9)
      Other non-cash items in net income         3.2     (13.3)
      Net change in operating assets
        and liabilities                        (98.0)    (85.3)
                                             -------   -------
 Net Cash Flows Provided by Operating Activities         246.2     228.4
                                             -------   -------
Investing Activities
 Capital expenditures                         (107.4)   (132.5)
 Investment expenditures                       (11.4)     (3.4)
 Property retirements and other                 18.2      14.4
                                             -------   -------
 Net Cash Flows Used in Investing Activities  (100.6)   (121.5)
                                             -------   -------
Financing Activities
 Retirement of debt                            (53.9)   (185.1)
 Issuance of debt                                -       200.0
 Net increase (decrease) in notes payable      (60.4)     14.3
 Accounts payable - banks                        6.7     (36.7)
 Common stock issuance                           7.6       8.4
 Dividends paid                                (70.0)    (63.8)
 Other                                          (1.2)    (29.0)
                                             -------   -------
 Net Cash Flows Used in Financing Activities  (171.2)    (91.9)
                                             -------   -------
Net Change in Cash
 Increase (decrease) in cash and cash equivalents        (25.6)     15.0
 Cash and cash equivalents, beginning of period 50.8      33.3
                                             -------   -------
 Cash and Cash Equivalents, End of Period    $  25.2   $  48.3
                                             =======   =======
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)    $ 104.9   $ 108.8
 Cash paid for income tax                       64.7      43.3

       See accompanying notes to consolidated financial statements

                    PanEnergy Corp and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. General

    PanEnergy Corp (PanEnergy) and its subsidiaries (the Company) are involved in the transportation, storage, gathering and processing of natural gas. The Company is also a leading marketer of natural gas, electricity, liquefied petroleum gases and related energy services. The interstate natural gas transmission operations of Texas Eastern Transmission Corporation (TETCO), Algonquin Gas Transmission Company (Algonquin), Panhandle Eastern Pipe Line Company (PEPL) and Trunkline Gas Company (Trunkline), and the liquefied natural gas (LNG) operations of Trunkline LNG Company and Algonquin LNG, Inc. (Algonquin LNG) are subject to the rules, regulations and accounting procedures of the Federal Energy Regulatory Commission (FERC).

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Certain amounts of reported revenues and expenses are also affected by these estimates and assumptions. Actual results could differ from those estimates. The consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation. Certain amounts for the prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.

 2. Natural Gas Revenues and Regulatory Matters

    When rate cases are pending final FERC approval, a portion of the revenues collected by each interstate natural gas pipeline is subject to possible refunds. The Company has established adequate reserves where required for such cases. The following is a summary of significant pending rate cases before FERC and certain regulatory matters.

    FERC Order 636 and Transition Costs

    During 1993, the Company's interstate natural gas pipelines began providing restructured services pursuant to FERC Order 636. This order requires pipeline service restructuring that unbundles sales, transportation and storage services. Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs). On July 16, 1996, the U.S. Court of Appeals for the District of Columbia upheld, in general, all aspects of Order 636 and remanded certain issues for further explanation. One of the issues remanded for further explanation is whether pipelines should be entitled to recover 100% of gas supply realignment (GSR) costs. This matter is substantially mitigated by TETCO's and PEPL's Order 636 settlements.

    TETCO's final and nonappealable Order 636 settlement, implemented on August 1, 1994, provides for the recovery of certain transition costs through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which continues to be subject to change dependent upon natural gas prices and deliverability levels. In 1993, the Company established an additional provision to reflect the impact of the settlement and increased its liabilities in 1995 upon producers' discoveries of additional natural gas reserves. PEPL's transition cost recoveries, which are subject to certain challenges pending before FERC and the courts, will occur through 1999.

    At June 30, 1996 and December 31, 1995, the Company's interstate pipelines had recorded $66 million and $291.6 million (1996), and $70 million and $310 million (1995) of current and long-term regulatory assets, respectively, representing transition costs incurred or estimated to be incurred that will be recovered. At June 30, 1996 and December 31, 1995, the Company had recorded estimated current and long-term liabilities related to Order 636 transition costs of $89.8 million and $153.4 million (1996), and $125 million and $165 million (1995), respectively.

    In July 1996, TETCO received $76 million for the sale of certain
    Order 636 GSR surcharges, with limited recourse. In the opinion of management, the probability that TETCO will be required to perform under the recourse provisions is remote.

    In the past, during the normal course of business, the Company's interstate pipelines entered into certain gas purchase contracts containing take-or-pay provisions, which may expose the Company to financial risk. Trunkline is currently collecting certain take-or-pay settlement costs with respect to such contracts through volumetric surcharges with interest through 1997 and intends to file after 1997 for recovery of amounts not fully recovered by these surcharges.

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

    Effective April 1, 1989, PEPL placed into effect, subject to refund, sales and transportation rates reflecting a general rate increase, including seasonal rate structures. On December 7, 1995, FERC issued an order, subject to rehearing, which addressed all remaining matters on the rate proceeding, with no additional refunds due customers.

    Trunkline - Effective August 1, 1996, Trunkline placed into effect, subject to refund, a new general rate increase.

    Algonquin - On June 14, 1996, Algonquin submitted a compliance filing reflecting changes in net plant, property and equipment pursuant to a FERC order issued on Algonquin's March 29, 1996 limited rate filing. Requests for rehearing of the order have been denied and the compliance filing is pending FERC review.

    Other - The Company's pipelines, pursuant to FERC requirements, requested FERC approval to record the impact of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," including the recognition of a portion of the impact as an increase to stockholders' equity. The FERC accounting branch denied approval of certain of these requests pending future rate proceedings, and the Company's pipelines filed for rehearing. In July 1996, FERC issued an order, which is subject to rehearing, which clarifies the accounting branch order and supports the accounting treatment requested by the pipelines. The Company believes the ultimate resolution of this matter will not have a material adverse effect on consolidated financial position.

 3. Income Tax

    The Company's investment tax credit carryforward of $25 million at December 31, 1995, which is expected to be fully utilized in 1996, will begin to expire in 1997 and will be extinguished in 2002 if not utilized sooner. The Company's alternative minimum tax credit carryforward of $79 million at December 31, 1995 can be carried forward indefinitely.

 4. Other Contingencies

    TEPPCO Partners, L.P. - The Company has a 10.45% ownership interest in
    TEPPCO Partners, L.P., a master limited partnership (MLP) that owns and operates a petroleum products pipeline.  A subsidiary partnership of the
    MLP has $339.5 million in First Mortgage Notes outstanding at June 30,
    1996 with recourse to the general partner, a subsidiary of PanEnergy.
    These notes have annual principal payments due through 2010.  In the opinion of management, the probability that the PanEnergy subsidiary will be required to perform under this recourse provision is remote.

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

 5. Stockholders' Equity

    Under the most restrictive covenants contained in the Company's debt agreements, $1.1 billion of PanEnergy's consolidated common stock-holders' equity was available for the payment of dividends at June 30, 1996.

 6. Environmental Matters

    TETCO is currently conducting PCB (polychlorinated biphenyl) assessment and cleanup programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site assessment, installation of on-site source control equipment and groundwater monitoring wells, and on- and off-site cleanup work. TETCO expects to complete these cleanup programs by 1998.
    Groundwater monitoring activities will continue beyond 1998.   In
    addition, TETCO has conducted PCB cleanup work at certain on- and off-site areas pursuant to separate agreements with the states of Pennsylvania and New Jersey.

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

    The Company has also identified environmental contamination at certain sites on the PEPL and Trunkline systems and is undertaking cleanup programs at these sites. The contamination resulted from the past use of lubricants containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the Environmental Protection Agency and appropriate state regulatory agencies on these matters. In August 1995, Trunkline entered into a consent order under a cleanup program with the Tennessee Department of Environment and Conservation for the cleanup of its Tennessee facility. In June 1996, Trunkline entered into an agreement with the Indiana Department of Environmental Management for the cleanup of one of its Indiana facilities. Cleanups in other states by PEPL and Trunkline are also proceeding. The environmental cleanup programs are expected to continue until 2002.

    At June 30, 1996 and December 31, 1995, the Company had total current and long-term liabilities recorded of $68.6 million and $194.7 million
    (1996), and $56.3 million and $225.8 million (1995), respectively, for remaining estimated cleanup costs on the TETCO, PEPL and Trunkline systems. These cost estimates represent gross cleanup costs expected to be incurred, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims. Estimated liabilities for remaining TETCO PCB cleanup costs were reduced in the fourth quarter 1995 as a result of lower-than-projected cleanup costs incurred on completed sites. As a result of the reduction in estimated cleanup costs, the related regulatory assets were also reduced. At June 30, 1996 and December 31, 1995, the Company had total current and long-term regulatory assets recorded of $24.3 million and $142.8 million (1996), and $21.3 million and $176.6 million (1995), respectively, representing costs to be recovered from customers.

    The federal and state cleanup programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. The Company believes the ultimate resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations or financial position.

 7. Litigation

    In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, claims have been made and numerous lawsuits have been filed in the Superior
    Court of New Jersey, Middlesex County against TETCO and other private and governmental entities by or on behalf of hundreds of individuals and businesses. These claimants seek compensatory damages for personal injuries and/or property losses, as well as punitive damages. The property insurers of an apartment complex adjacent to the asphalt plant where the rupture occurred also have filed suits against TETCO and other defendants in Superior Court seeking to recover amounts paid under pertinent policies of insurance. TETCO has settled the claims of the property insurers and some of the claims of individuals and businesses while retaining the right to seek recovery of those settlement amounts from other defendants. Quality Materials, Inc. (Quality), the owner of the asphalt plant, filed suit in the U.S. District Court for the

    District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO filed a counterclaim against Quality. In April 1996, the U.S. District Court dismissed the suit by Quality and the counterclaim by TETCO on the grounds that all claims should be resolved in the pending Middlesex County litigation.

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

    On August 30, 1995, two plaintiffs filed a lawsuit with class action allegations in Jefferson County, Texas, against PanEnergy, TEC and TETCO, among others. While that suit ultimately was dismissed, one of the two original plaintiffs refiled the suit on June 3, 1996, in the Circuit Court of the City of St. Louis, Missouri. The defendants now have removed the suit to the U.S. District Court for the Eastern District of Missouri, Eastern Division. The plaintiff seeks recovery of compensatory and punitive damages, in unspecified amounts, for personal injuries and property damage resulting from alleged exposure to PCBs.

    The Company expects the resolution of all the above litigation matters will not have a material adverse effect on consolidated results of operations or financial position.

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

OPERATING ENVIRONMENT AND OUTLOOK

The changing environment resulting from the restructuring of the natural gas industry under Order 636 has led to industry consolidations and created additional growth opportunities for the Company. The Company continues its growth strategy of expanding non-jurisdictional businesses, while also continuing to advance interstate gas pipeline market-expansion projects and provide new services to customers.

In the Energy Services segment, on August 1, 1996, a company that combines the marketing operations of Gas and Power Services with those of Mobil Corporation (Mobil) was formed. The Company operates and owns 60% of the new marketing company which conducts business as PanEnergy Trading and Market Services, L.L.C. in the United States and as PanEnergy Marketing Limited Partnership in Canada. In a separate transaction, the Company acquired Mobil's interest in certain natural gas gathering, processing and related assets for $200 million. Acquisition of up to another $100 million of Mobil assets is expected to occur later in the third quarter 1996.

In April 1996, FERC issued its final ruling ordering traditional power companies to make their transmission systems common carriers, which should further open the electric power market to competition. The Company plans to take advantage of the resulting electric market by providing expanded energy options to customers.

Algonquin LNG filed an application with FERC on May 13, 1996 seeking authorization to construct, acquire and operate the facilities necessary to provide an LNG handling service, which includes liquefaction, storage and vaporization, at its Providence, Rhode Island plant.

The Company also plans to continue to pursue strategic opportunities that emerge, in the U.S. and internationally, via joint ventures, expansion projects and acquisitions in both the Natural Gas Transmission and the Energy Services segments.

RESULTS OF OPERATIONS

Consolidated net income for the six months ended June 30, 1996 was $181.6 million, or $1.21 per share on 150.7 million average common shares outstanding, compared with $151.6 million, or $1.02 per share on 149.3 million average common shares outstanding, for the same period in 1995.

Earnings Before Interest and Tax Analysis

Consolidated earnings before interest and tax increased to $406.1 million in the first six months of 1996 compared with $368.1 million for the same period in 1995, reflecting improvements in both the Natural Gas Transmission and Energy Services groups. Low storage levels, as a result of slightly colder-than-normal winter temperatures, coupled with improved operations from business expansions and increased margins, contributed to a $38 million, or 10%, increase in earnings before interest and tax. This increase is net of a non-recurring $17 million charge in first quarter 1996 for a work force reduction.

Earnings Before Interest and Tax by Business Group
- --------------------------------------------------

                                                  Six Months Ended
                                                  June 30
                                                  ----------------
    Millions                                1996    1995
    --------                               ------  ------
    Natural Gas Transmission
       TETCO                               $165.1  $156.7
       Algonquin                             34.7    40.2
       PEPL                                  69.8    66.6
       Trunkline                             31.3    21.9
                                           ------  ------
       Total                                300.9   285.4
                                           ------  ------
    Energy Services
       Field Services                        53.5    37.1
       Gas and Power Services                31.4     8.5
       Crude Oil                              4.8     4.5
                                           ------  ------
       Total                                 89.7    50.1
                                           ------  ------
    Other                                    15.5    32.6
                                           ------  ------
    Consolidated Earnings Before
      Interest and Tax                     $406.1  $368.1
                                           ======  ======

       Equity in Earnings (Losses) of Unconsolidated Affiliates
            (included in Earnings Before Interest and Tax)
    --------------------------------------------------------

                                                  Six Months Ended
                                                  June 30
                                                  ----------------

    Millions                                 1996    1995
    --------                                -----   -----
    Natural Gas Transmission
       Northern Border Partners, L.P.       $ 2.1   $ 4.9
                                            -----   -----
    Energy Services
       Various affiliates                     0.8     0.8
                                            -----   -----
    Other
       National Methanol Company              5.7    17.8
       TEPPCO Partners, L.P.                  4.7     3.8
       Midland Cogeneration Venture           1.9     5.9
       Other affiliates                      (2.1)    0.1
                                            -----   -----
       Total                                 10.2    27.6
                                            -----   -----
    Total                                         Equity in Earnings    $13.1     $33.3
                                            =====   =====

                            Operating Data
                            --------------

                                                 Six Months Ended
                                                 June 30
                                                 ----------------
                                           1996     1995
                                           -----    -----
    Natural Gas Transmission Volumes,
      Trillion British Thermal Units

       Market Area
         TETCO                               665      592
         Algonquin                           167      176
         PEPL                                346      324
         Trunkline                           273      194
         Eliminations                        (24)     (26)
                                           -----    -----
           Total                           1,427    1,260
                                           -----    -----

       Supply Area
         TETCO                                61       52
         PEPL                                 19       24
         Trunkline                            49       57
                                           -----    -----
           Total                             129      133
                                           -----    -----
       Total Volumes                       1,556       1,393
                                           =====    =====

    Energy Services Volumes

       Field Services
         Natural gas gathered/
           processed, TBtu/d(1)              2.5      1.7
         NGL production, MBbl/d(2)          60.5     53.2

       Gas and Power Services
         Natural gas marketed, TBtu/d        4.1      3.5

       Crude Oil
         Crude oil pipeline volumes, MBbl/d          69.2 78.2
         NGL pipeline volumes, MBbl/d       19.7     16.9

    ----------
    (1)  Trillion British thermal units per day.
    (2)  Thousand barrels per day.

Natural Gas Transmission

Earnings before interest and tax for Natural Gas Transmission increased $15.5 million, or 5%, to $300.9 million in the first six months of 1996 compared with the same period in 1995.

TETCO - Earnings before interest and tax for TETCO increased $8.4 million comparing the first six months of 1996 with the prior-year period. Revenues increased $20.6 million, or 5%, primarily due to colder weather and new expansion projects. Higher operating expenses, including $2.3 million of severance expense recorded in the first quarter 1996, partially offset the increase in revenues.

Algonquin - Algonquin's earnings before interest and tax decreased
$5.5 million in the first six months of 1996 compared with the same period in 1995. The primary reason for the decline was $4 million of revenues recognized in the first quarter 1995 applicable to the resolution of a regulatory issue. Lower natural gas demand for electric power generation due to higher gas prices and moderate weather also contributed to the decrease.

PEPL - PEPL's earnings before interest and tax increased $3.2 million, or 5%, comparing the first six months of 1996 with the prior-year period. The increase was primarily the result of higher earnings from increased rate realization and cold weather. The 1996 earnings include $9.5 million of severance expense in the first quarter, which was mostly offset by $8.2 million of income related to the resolution of certain gas cost issues. In addition, PEPL's results reflect a $2.8 million reduction in equity earnings from Northern Border Partners, L.P.

Trunkline - Earnings before interest and tax for Trunkline increased
$9.4 million comparing the first six months of 1996 with the same period in 1995. The net increase was due to higher throughput and transportation revenues during the colder winter weather and lower expenses, which were partially offset by $5 million of severance expense recorded in the first quarter 1996.

Energy Services

Earnings before interest and tax for Energy Services increased $39.6 million, or 79%, comparing the first six months of 1996 with the same period in 1995, primarily from strong marketing margins and natural gas liquids (NGL) prices, as well as increased NGL production.

Field Services - Field Services' earnings before interest and tax increased $16.4 million for the first six months of 1996 as compared with the prior-year period. Net revenues increased $36.4 million, or 39%, resulting from higher NGL prices and increased gathering and processing volumes related to capital expansion projects. Higher operating expenses partially offset the increase in net revenues.

Gas and Power Services - Earnings before interest and tax for Gas and Power Services increased $22.9 million for the first six months of 1996 compared with the same period in 1995, primarily due to higher gas margins resulting from colder weather and gas price volatility, and higher risk management margins. Marketed volumes also increased 17% to 4.1 TBtu/d. The increase in margins was partially offset by higher operating expenses.

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

Other Operations

Earnings before interest and tax for other operations decreased $17.1 million comparing the first six months of 1996 with the same period in 1995. Equity in earnings from National Methanol Company declined $12.1 million to $5.7 million in 1996 due primarily to significantly lower methanol margins. Also contributing to the decrease in other operations was a 1995 provision reversal of $10.4 million on the LNG Project, which was partially offset by higher LNG tanker charter revenues in 1996.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL POSITION

Operating Cash Flow

                                               Six Months Ended
                                               June 30
                                               --------------------
Millions                                                1996    1995
- --------                                               ------  ------
Net Cash Flows Provided by Operating Activities        $246.2  $228.4
                                         ------      ------

Historical Analysis - Operating cash flows increased $17.8 million comparing the first six months in 1996 to the same period in 1995. This increase primarily reflects higher 1996 earnings and decreased net cash outflows related to transition costs, partially offset by increased tax payments.

Order 636 Transition Costs - With implementation of Order 636 and the elimination of pipeline merchant services, the Company's interstate natural gas pipelines are incurring certain costs related to the transition, primarily TETCO's gas purchase contract commitments. TETCO's gross commitments under gas purchase contracts that do not contain market-sensitive pricing provisions are approximately $160 million, $115 million, $60 million and $25 million for the years 1996 through 1999, respectively, with no significant amounts thereafter. These estimates reflect significant assumptions regarding deliverability and natural gas prices.

TETCO's final and nonappealable Order 636 settlement, implemented on August 1, 1994, provides for the recovery of certain transition costs through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which continues to be subject to change dependent upon natural gas prices and deliverability levels. The Company has established provisions to reflect the impact of the settlement. PEPL's transition cost recoveries, which are subject to certain challenges pending before FERC and the courts, will occur through 1999. In July 1996, TETCO received $76 million for the sale of certain Order 636 GSR surcharges, with limited recourse. See Note 2 of the Notes to Consolidated Financial Statements.

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

The carrying value of LNG project assets is expected to be recovered through estimated future cash flows. Current estimates of future cash flows are based on significant business relationships and assumptions of future natural gas prices, supply availability and demand for LNG, which are subject to change. The Company has chartered its two LNG tankers to Nigeria LNG Limited for 22 years starting as early as 1999.

The Company believes the regulatory, environmental and legal issues discussed above will not have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

Investing Cash Flow

                                                       Six Months Ended
                                                        June 30
                                               -       --------------------
Millions                                              1996     1995
- --------                                             ------   ------
Net Cash Flows Used in Investing Activities            $100.6      $121.5
                                                ------        ------

Capital and Investment Expenditures - Capital and investment expenditures totaled $118.8 million in the first six months of 1996, compared with $135.9 million for the same period in 1995. The Company currently expects to invest approximately $500 million to $550 million in base 1996 capital and investment expenditures, with approximately 50% for Energy Services and 40% for Natural Gas Transmission, with the remainder budgeted for international and other development projects. The Company's base expenditure plans include approximately $350 million for market-expansion projects by the Natural Gas Transmission and Energy Services segments. Estimated expenditures of up to $300 million related to the asset transactions with Mobil are not included in the aforementioned expenditures and percentages.

Financing Cash Flow

                                                       Six Months Ended
                                                       June 30
                                               -        --------------------
Millions                                             1996        1995
- --------                                            ------       ----
Net Cash Flows Used in Financing Activities              $171.2       $91.9
                                               ------       -----

Debt and Credit Facilities - PanEnergy has two variable-rate bank credit agreements, dated January 31, 1996, that permit PanEnergy to borrow up to $400 million under a five-year facility and $400 million under a 364-day facility. At June 30, 1996, there were no amounts outstanding under the credit agreements.

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

Redemption provisions for TETCO's $150 million, 10% debentures and $100 million, 10 1/8% debentures, which allow for refinancing at lower interest rates, will become exercisable by TETCO in the second half of 1996.

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes 2, 6 and 7 of the Notes to Consolidated Financial Statements in
Part I of this Report, which are incorporated herein by reference.  See also
Item 3 of PanEnergy's Annual Report on Form 10-K for the year ended
December 31, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders

The 1996 Annual Meeting of Stockholders of PanEnergy was held on April 24, 1996. There were six matters submitted to a vote of stockholders. The first was the re-election of four directors for three-year terms expiring at the 1999 Annual Meeting. As a result of voting by stockholders present in person or by proxy, 132,728,639 shares of common stock were cast in favor of Milton Carroll, Robert Cizik, Harold S. Hook, and Leo E. Linbeck, Jr., and
1,479,731 shares were withheld.

The second proposal was to change the Company's name to "PanEnergy Corp". Stockholders present in person or by proxy voted 131,672,850 shares in favor thereof and 2,169,951 against. There were 347,030 shares abstaining. As such, this proposal was approved and adopted.

The third matter was a vote that approved and adopted an amendment to the 1994 Long Term Incentive Plan. Stockholders present in person or by proxy voted 125,503,910 shares in favor thereof and 5,512,935 against. There were 1,197,858 shares abstaining.

The fourth proposal was to eliminate the classification of the Board of Directors. Stockholders present in person or by proxy voted 63,480,362 shares in favor thereof and 60,894,228 against. There were 1,427,192 shares abstaining. As a minimum of 75% of the authorized and outstanding shares of PanEnergy stock were needed for approval, this proposal was not approved.

The fifth matter was a proposal regarding severance benefits upon a change in control, which was not approved. Stockholders present in person or by proxy voted 54,655,062 shares in favor thereof and 67,890,510 against. There were 2,810,956 shares abstaining.

The sixth matter concerned a proposal to delete Article SEVENTH of the Company's restated Certificate of Incorporation, which was not approved. Stockholders present in person or by proxy voted 60,172,927 shares in favor thereof and 61,898,201 against. There were 3,217,862 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits -

   Exhibit Number                       Description
         2 Formation Agreement between PanEnergy Trading and Market Services, Inc. and Mobil Natural Gas Inc. dated May 29, 1996

         3        Restated Certificate of Incorporation

      10.1 Agreement between PanEnergy Corp and Verner, Liipfert, Bernhard, McPherson and Hand, Chartered, dated April 2, 1996

      10.2        Amendment to the 1994 Long Term Incentive Plan

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



Date:  August 13, 1996