Form 10-Q
period 1996-09-30
PANENERGY CORP
filed 1996-11-12
CIK 351696

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

               For the Quarter Ended September 30, 1996
                        Commission File No. 1-8157

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

                           Yes:  X      No:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Class                    Outstanding at October 31, 1996
      --------------------------         -------------------------------
      Common Stock, $1 par value                   151,066,410


===========================================================================

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements - Unaudited
                     PanEnergy Corp and Subsidiaries
                       CONSOLIDATED STATEMENT OF INCOME

                                                        Periods Ended September 30
                                        Three Months                Nine Months
                                      ------------------         ------------------
Millions, except per share amounts      1996    1995     1996      1995
----------------------------------    --------         --------  --------  --------
Operating Revenues
 Sales of natural gas and
   petroleum products        $1,428.6 $  746.4         $3,771.7  $2,476.4
   Transportation and storage
   of natural gas               370.8    370.4          1,131.4   1,128.3
 Other                           32.6     16.9    77.6     44.4
                             -------- --------         --------  --------
   Total (Note 2)             1,832.0  1,133.7          4,980.7   3,649.1
                             -------- --------         --------  --------
Costs and Expenses
 Natural gas and petroleum
   products purchased         1,360.5    682.9          3,494.4   2,293.8
 Operating and maintenance      153.3    149.4            464.3     432.4
 General and administrative      56.5     51.5            191.0     152.7
 Depreciation and amortization   73.1     70.0            217.3     208.3
 Miscellaneous taxes             19.4     21.3             61.5      65.6
                             -------- --------         --------  --------
   Total                      1,662.8    975.1          4,428.5   3,152.8
                             -------- --------         --------  --------
Operating Income                169.2    158.6            552.2     496.3
                             -------- --------         --------  --------
Other Income and Deductions
 Equity in earnings of
   unconsolidated affiliates     13.4     11.0    26.5     44.3
 Other income, net of deductions 13.9     12.8             23.9       9.9
                             -------- --------         --------  --------
   Total                         27.3     23.8             50.4      54.2
                             -------- --------         --------  --------
Earnings Before Interest and Tax         196.5   182.4              602.6     550.5
Interest Expense                 57.1     59.4            171.2     176.4
                             -------- --------         --------  --------
Earnings Before Minority Interest
  and Income Tax                139.4    123.0            431.4     374.1
Minority Interest                 2.2      -       2.2      -
Income Tax                       51.1     49.4            161.5     148.9
                             -------- --------         --------  --------
NET INCOME                   $   86.1 $   73.6         $  267.7  $  225.2
                             ======== ========         ========  ========
Average Common Shares Outstanding        151.0   149.9    150.8     149.5
                             ======== ========         ========  ========
Earnings per Common Share    $   0.57 $   0.49         $   1.78  $   1.51
                             ======== ========         ========  ========
Dividends per Common Share   $  0.240 $  0.225         $  0.705  $   0.66
                             ======== ========         ========  ========

         See accompanying notes to consolidated financial statements

                     PanEnergy Corp and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                                 ASSETS

                                              September 30,        December 31,
Millions                                   1996                        1995
--------                                   ------------         ------------
Current Assets
 Cash and cash equivalents            $    37.2      $    50.8
 Accounts and notes receivable, net       734.3          505.1
 Inventory and supplies                   128.7          135.8
 Current deferred income tax               71.7           80.8
 Other (Notes 2 and 5)                    266.5          239.8
                                      ---------      ---------
   Total                                1,238.4        1,012.3
                                      ---------      ---------

Investments
 Affiliates                               263.0          164.3
 Other                                     55.3           65.8
                                      ---------      ---------
   Total                                  318.3          230.1
                                      ---------      ---------

Plant, Property and Equipment
 Original cost                          8,610.6        8,400.7
 Accumulated depreciation and amortization            (3,309.3) (3,250.9)
                                      ---------      ---------
   Net plant, property and equipment    5,301.3        5,149.8
                                      ---------      ---------

Deferred Charges
 Goodwill, net                            193.5          239.7
 Prepaid pension                          275.0          259.3
 Other (Notes 2 and 5)                    627.8          736.1
                                      ---------      ---------
   Total                                1,096.3        1,235.1
                                      ---------      ---------

TOTAL ASSETS                          $ 7,954.3      $ 7,627.3
                                      =========      =========

         See accompanying notes to consolidated financial statements

                     PanEnergy Corp and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September 30,       December 31,
Millions                                   1996                        1995
--------                                   -------------           ------------
Current Liabilities
 Long-term debt due within
   one year (Note 7)                   $  542.4       $  179.6
 Notes payable                             17.0          145.0
 Accounts payable                         570.0          391.2
 Rate refund provisions (Note 2)           38.7           53.6
 Accrued interest                          62.9           69.1
 Taxes payable                             80.6           65.0
 Other (Notes 2 and 5)                    383.8          419.9
                                       --------       --------
   Total                                1,695.4        1,323.4
                                       --------       --------
Deferred Liabilities and Credits
 Deferred income tax                    1,239.7        1,182.9
 Other (Notes 2 and 5)                    739.3          802.1
                                       --------       --------
   Total                                1,979.0        1,985.0
                                       --------       --------

Long-term Debt (Note 7)                 1,769.7        2,091.6
                                       --------       --------
Commitments and Contingent Liabilities
 (Notes 2, 3, 5 and 6)

Minority Interest                         106.3            -
                                       --------       --------
Common Stockholders' Equity
 Common stock, 151 million (1996) and
   150.2 million (1995) shares issued and
   outstanding, $1 par value per share    151.0          150.2
 Paid-in capital                        2,234.0        2,219.7
 Retained earnings (deficit)               18.9         (142.6)
                                       --------       --------
   Total (Note 4)                       2,403.9        2,227.3
                                       --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $7,954.3  $7,627.3
                                       ========       ========

         See accompanying notes to consolidated financial statements

                     PanEnergy Corp and Subsidiaries
                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Nine Months Ended
                                                       September 30
                                                       --------------------
Millions                                      1996      1995
--------                                     -------   -------
Operating Activities
 Net income                                  $ 267.7   $ 225.2
 Adjustments to reconcile net income to operating
   cash flows:
      Depreciation and amortization            217.3     208.3
      Deferred income tax expense               49.1      78.4
      Earnings of unconsolidated affiliates,
        net of distributions                   (18.5)    (13.6)
      Net pension benefit                      (15.7)    (14.8)
      Other non-cash items in net income         5.2     (32.5)
      Net change in operating assets
        and liabilities                        107.0     (14.3)
                                             -------   -------
 Net Cash Flows Provided by Operating Activities         612.1     436.7
                                             -------   -------
Investing Activities
 Capital expenditures                         (416.2)   (291.8)
 Investment expenditures                       (59.9)     (6.5)
 Investment decreases                           13.2      25.9
 Property retirements and other                 34.2      10.1
                                             -------   -------
 Net Cash Flows Used in Investing Activities  (428.7)   (262.3)
                                             -------   -------
Financing Activities
 Retirement of debt                            (53.9)   (185.1)
 Issuance of debt                              100.0     200.0
 Net decrease in notes payable                (128.0)      -
 Accounts payable - banks                      (16.3)    (53.0)
 Common stock issuance                           8.8      12.3
 Dividends paid                               (106.3)    (98.2)
 Other                                          (1.3)     (3.4)
                                             -------   -------
 Net Cash Flows Used in Financing Activities  (197.0)   (127.4)
                                             -------   -------
Net Change in Cash
 Increase (decrease) in cash and cash equivalents        (13.6)     47.0
 Cash and cash equivalents, beginning of period 50.8      33.3
                                             -------   -------
 Cash and Cash Equivalents, End of Period    $  37.2   $  80.3
                                             =======   =======
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)    $ 168.1   $ 167.6
 Cash paid for income tax                       43.6      47.8

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

    At September 30, 1996 and December 31, 1995, the Company's interstate pipelines had recorded $68.3 million and $274.6 million (1996), and $70 million and $310 million (1995), of current and long-term regulatory assets, respectively, representing transition costs incurred or estimated to be incurred that will be recovered. At September 30, 1996 and December 31, 1995, the Company had recorded estimated current and long-term liabilities related to Order 636 transition costs of $84 million and $140 million (1996), and $125 million and $165 million
    (1995), respectively.

    In July 1996, TETCO received $76 million for the sale of the right to receive certain Order 636 GSR surcharges, with limited recourse. In the opinion of management, the probability that TETCO will be required to perform under the recourse provisions is remote.

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

    In 1993, the U.S. Department of the Interior (the Department) announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. The Company's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take a substantial period of time to resolve. On August 27, 1996, the U.S. Court of Appeals for the District of Columbia Circuit overturned a lower court ruling in favor of the government in litigation brought on behalf of producers challenging the Department's attempts to seek the additional royalties. The Department is seeking further review of the appellate ruling. If the Company's pipelines ultimately have to reimburse or indemnify the producers, the Company's pipelines will file with FERC to recover a portion of these costs from pipeline customers.

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

    Jurisdictional Transportation and Sales Rates

    PEPL - On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases. FERC issued an order on May 25, 1995 on the earlier rate proceeding and PEPL has requested rehearing of certain matters in that order. On February 5, 1996, FERC issued an order on the latter rate proceeding and PEPL has also requested rehearing of various items in this order. On September 12, 1996, PEPL filed a settlement proposal relating to both rate proceedings on behalf of itself and the majority of its largest customers. The settlement proposal is pending FERC review.

    Trunkline - Effective August 1, 1996, Trunkline placed into effect, subject to refund, a general rate increase.

    Algonquin - On June 14, 1996, Algonquin submitted a compliance filing reflecting changes in net plant, property and equipment pursuant to a FERC order issued on Algonquin's March 29, 1996 limited rate filing. On October 16, 1996, FERC accepted the filing and denied all protests and requests for rehearing and technical conferences.

 3. Other Contingencies

    TEPPCO Partners, L.P. - The Company has a 10.45% ownership interest in TEPPCO Partners, L.P., a master limited partnership (MLP) that owns and operates a petroleum products pipeline. A subsidiary partnership of the MLP has $339.5 million in First Mortgage Notes outstanding at September 30, 1996 with recourse to the general partner, a subsidiary of PanEnergy. These notes have annual principal payments due through 2010. In the opinion of management, the probability that the PanEnergy subsidiary will be required to perform under this recourse provision is remote.

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

    Northern Border Pipeline Company (Northern Border) - PEPL owns an effective 5.95% ownership interest in Northern Border through an MLP. Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $163 million for 1996 through 2001. In the opinion of management, the probability that PEPL will be required to perform under this guarantee is remote.

4.  Common Stockholders' Equity

    Under the most restrictive covenants contained in the Company's debt agreements, $1.1 billion of PanEnergy's consolidated common stock-holders' equity was available for the payment of dividends at September 30, 1996.

5.  Environmental Matters

    TETCO is currently conducting PCB (polychlorinated biphenyl) assessment and cleanup programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site assessment, installation of on-site source control equipment and groundwater monitoring wells, and on- and off-site cleanup work. TETCO expects to complete these cleanup programs during 1997. Groundwater monitoring activities will continue beyond 1997.

    In 1987, the Commonwealth of Kentucky instituted suit in state court against TETCO, alleging improper disposal of PCBs at TETCO's three compressor station sites in Kentucky. This suit, which is still pending, seeks penalties for violations of Kentucky environmental statutes. The Company previously established a reserve for potential fines and penalties. TETCO has completed cleanup of these sites.

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

    At September 30, 1996 and December 31, 1995, the Company had total current and long-term liabilities recorded of $75.6 million and $167.3 million (1996), and $56.3 million and $225.8 million (1995), respectively, for remaining estimated cleanup costs on the TETCO, PEPL and Trunkline systems. These cost estimates represent gross cleanup costs expected to be incurred, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims. Estimated liabilities for remaining TETCO PCB cleanup costs were reduced in the fourth quarter 1995 as a result of lower-than-projected cleanup costs incurred on completed sites. As a result of the reduction in estimated cleanup costs, the related regulatory assets were also reduced. At September 30, 1996 and December 31, 1995, the Company had total current and long-term regulatory assets recorded of $25.1 million and $135 million (1996), and $21.3 million and $176.6 million (1995), respectively, representing costs to be recovered from customers.

    The federal and state cleanup programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. The Company believes the ultimate resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations or financial position.

6.  Litigation

    In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, claims have been made and numerous lawsuits have been filed in the Superior Court of New Jersey, Middlesex County against TETCO and other private and governmental entities by or on behalf of hundreds of individuals and businesses. These claimants seek compensatory damages for personal injuries and/or property losses, as well as punitive damages. The property insurers of an apartment complex adjacent to the asphalt plant where the rupture occurred also have filed suits against TETCO and other defendants in Superior Court seeking to recover amounts paid under pertinent policies of insurance. TETCO has settled the claims of the property insurers and some individuals and businesses, while retaining the right to seek recovery of those settlement amounts from other defendants. Quality Materials, Inc. (Quality), the owner of the asphalt plant, filed suit in the U.S. District Court for the District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO filed a counterclaim against Quality. In April 1996, the U.S. District Court dismissed the suit by Quality and the counterclaim by TETCO on the grounds that all claims should be resolved in the pending Middlesex County litigation.

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

    On August 30, 1995, two plaintiffs filed a lawsuit with class action allegations in Jefferson County, Texas, against PanEnergy, TEC and TETCO, among others. While that suit ultimately was dismissed, one of the two original plaintiffs refiled the suit on June 3, 1996 in the Circuit Court of the City of St. Louis, Missouri. The defendants now have removed the suit to the U.S. District Court for the Eastern District of Missouri, Eastern Division. The plaintiff seeks recovery of compensatory and punitive damages, in unspecified amounts, for personal injuries and property damage resulting from alleged exposure to PCBs.

    A lawsuit filed in the United States District Court for the District of Columbia by natural gas producer Jack Grynberg was served in July 1996 naming TETCO, PEPL, Trunkline and PanEnergy Services, Inc. (a sub-sidiary, formerly Centana Energy Corporation) as defendants, among others. The action was brought under the federal False Claims Act against 70 defendants, including every major pipeline, asserting that the defendants intentionally underreported volumes and heating content of gas purchased from producers on federal lands, with the result that the United States was underpaid royalties. The plaintiff seeks recovery of the royalty amounts due the United States, treble damages, civil penalties and compliance with "appropriate" techniques for measuring gas.

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

7.  Subsequent Events

    On October 1, 1996, TETCO redeemed its outstanding $150 million,
    10% debentures due 2011 and its outstanding $100 million, 10 1/8% debentures also due 2011. Accordingly, the Company has classified these debentures as current liabilities in the consolidated balance sheet as of September 30, 1996. The Company recorded a non-cash extraordinary charge of $16.8 million (net of income tax of $10.2 million) in October 1996 in connection with this early retirement of debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided to facilitate increased understanding of the 1996 and 1995 interim consolidated financial statements and accompanying notes presented in Item 1. The discussion of the Company's "Operating Environment and Outlook" addresses key trends and future plans. Material period-to-period variances in the consolidated statement of income are discussed under "Results of Operations." The "Capital Resources, Liquidity and Financial Position" section analyzes cash flows and financial position. Throughout these discussions, management addresses items that are reasonably likely to materially affect future earnings or liquidity.

This quarterly report may contain certain forward-looking information regarding the Company, including projections, estimates, forecasts, plans and objectives. Although management believes that all such statements are based upon reasonable assumptions, no assurance can be given that the actual results will not differ materially from those contained in such forward-looking statements.

Important factors that could cause actual results to differ include, but are not limited to, general economic conditions, natural gas and liquids prices, competition from other pipelines and alternative fuels, weather conditions, state and federal regulation, legal and regulatory proceedings, the development of new markets, services and products, and the condition of the capital markets utilized by the Company.

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

In the Energy Services segment, on August 1, 1996, a company that combines the marketing operations of Gas and Power Services with those of Mobil Corporation (Mobil) was formed. The Company operates and owns 60% of the new marketing company (PTMS) which conducts business as PanEnergy Trading and Market Services, L.L.C. in the United States and as PanEnergy Marketing L.P. in Canada. The Company also acquired Mobil's interest in certain natural gas gathering, processing and related assets for approximately $300 million and has entered into an agreement to purchase a 500-mile intrastate gathering pipeline in northern Louisiana.

In April 1996, FERC issued Order 888 requiring traditional power companies to render open-access transmission under uniform tariffs, which should further open the electric power market to competition. To capitalize on this order, in August 1996, the Company formed a partnership for the construction of a proposed 250-megawatt, gas fired, combined cycle power plant and the joint marketing of the plant's generation. In addition, the Company in October 1996 acquired a 32.5% interest in an independent power producer engaged in the ownership and management of energy assets. An agreement was also entered into with this producer to jointly pursue the potential acquisition, financing and management of other electric generating facilities.

The Company plans to continue to pursue strategic opportunities that emerge, in the U.S. and internationally, via joint ventures, expansion projects and acquisitions in both the Natural Gas Transmission and the Energy Services segments.

RESULTS OF OPERATIONS

Consolidated net income for the nine months ended September 30, 1996 was $267.7 million, or $1.78 per share on 150.8 million average common shares outstanding, compared with $225.2 million, or $1.51 per share on 149.5 million average common shares outstanding, for the same period in 1995.

Earnings Before Interest and Tax Analysis

Consolidated earnings before interest and tax increased to $602.6 million in the first nine months of 1996 compared with $550.5 million for the same period in 1995, reflecting improvements in both the Natural Gas Transmission and Energy Services groups. Improved operations from business expansions and increased margins, coupled with low storage levels as a result of slightly colder-than-normal winter temperatures, contributed to a $52.1 million, or 9%, increase in earnings before interest and tax. This increase is net of a non-recurring $17 million charge in first quarter 1996 for a work force reduction.


Ea         rnings Before Interest and Tax by Business Group
--         ------------------------------------------------

                                                  Nine Months Ended
                                                  September 30
                                                  -----------------
    Millions                               1996     1995
    --------                              ------   ------
    Natural Gas Transmission
       TETCO                              $247.9   $225.0
       Algonquin                            53.7     57.8
       PEPL                                116.1    116.4
       Trunkline                            31.9     26.7
                                          ------   ------
       Total                               449.6    425.9
                                          ------   ------
    Energy Services
       Field Services                       81.9     64.8
       Gas and Power Services               37.7     11.2
       Crude Oil                             7.6      6.4
                                          ------   ------
       Total                               127.2     82.4
                                          ------   ------
    Other Operations                        25.8     42.2
                                          ------   ------
    Consolidated Earnings Before
      Interest and Tax                    $602.6   $550.5
                                          ======   ======

       Equity in Earnings (Losses) of Unconsolidated Affiliates
            (included in Earnings Before Interest and Tax)
    --------------------------------------------------------

                                                  Nine Months Ended
                                                  September 30
                                                  -----------------

    Millions                               1996     1995
    --------                              ------   ------
    Natural Gas Transmission
       Northern Border Partners, L.P.     $  3.2   $  6.1
                                          ------   ------
    Energy Services
       Various affiliates                    1.5      1.6
                                          ------   ------
    Other Operations
       National Methanol Company            10.8     21.8
       TEPPCO Partners, L.P.                 6.3      4.7
       Midland Cogeneration Venture          8.3      8.8
       Other affiliates                     (3.6)     1.3
                                          ------   ------
       Total                                21.8     36.6
                                          ------   ------
    Total                                        Equity in Earnings    $ 26.5    $ 44.3
                                          ======   ======

                            Operating Data
                            --------------

                                                 Nine Months Ended
                                                 September 30
                                                 -----------------
                                          1996      1995
                                          -----     -----
    Natural Gas Transmission Volumes,
      Trillion British Thermal Units

       Market Area
         TETCO                              895       801
         Algonquin                          233       242
         PEPL                               472       443
         Trunkline                          391       288
         Eliminations                       (40)      (35)
                                          -----     -----
           Total                          1,951     1,739
                                          -----     -----

       Supply Area
         TETCO                              106        92
         PEPL                                26        34
         Trunkline                           72        86
                                          -----     -----
           Total                            204       212
                                          -----     -----
       Total Volumes                      2,155     1,951
                                          =====     =====

    Energy Services Volumes

       Field Services
         Natural gas gathered/
           processed, TBtu/d(1)             2.7       1.8
         NGL production, MBbl/d(2)         67.8      53.2

       Gas and Power Services
         Natural gas marketed, TBtu/d       4.7       3.4
         Electricity marketed, GWh(3)     2,058       227

       Crude Oil
         Crude oil pipeline volumes, MBbl/d          68.0 79.0
         NGL pipeline volumes, MBbl/d      19.6      16.6

    ----------
    (1)  Trillion British thermal units per day.
    (2)  Thousand barrels per day.
    (3)  Gigawatt-hours.

Natural Gas Transmission

Earnings before interest and tax for Natural Gas Transmission increased $23.7 million, or 6%, to $449.6 million in the first nine months of 1996 compared with the same period in 1995.

TETCO - Earnings before interest and tax for TETCO increased $22.9 million comparing the first nine months of 1996 with the prior-year period. Revenues increased $31.4 million, or 5%, primarily due to colder weather and new pipe-line expansion projects. Higher operating expenses, including $2.3 million of severance expense recorded in the first quarter 1996, partially offset the increase in revenues.

Algonquin - Algonquin's earnings before interest and tax decreased
$4.1 million in the first nine months of 1996 compared with the same period in 1995. The primary reason for the decline was $4 million of revenues recognized in the first quarter 1995 applicable to the resolution of a regulatory issue. Lower natural gas demand for electric power generation due to higher gas prices as compared to alternate fuels was mostly offset by earnings from new services and projects.

PEPL - PEPL's earnings before interest and tax decreased $0.3 million comparing the first nine months of 1996 with the prior-year period. Higher earnings in 1996 primarily from colder weather and lower net operating expenses more than offset $9.5 million of severance expense recorded in the first quarter 1996. Also contributing to the decrease was a $2.9 million reduction in equity earnings from Northern Border Partners, L.P. and a $1.1 million net decrease related to regulatory settlements, which included $11.4 million and $20.7 million recorded in the third quarters of 1996 and 1995, respectively.

Trunkline - Earnings before interest and tax for Trunkline increased
$5.2 million comparing the first nine months of 1996 with the same period in 1995. The net increase was due to higher throughput and transportation revenues during the colder winter weather and lower expenses, which were partially offset by the recognition of additional lease expense in the third quarter 1996 and $5 million of severance expense in the first quarter 1996.

Energy Services

Earnings before interest and tax for Energy Services increased $44.8 million, or 54%, comparing the first nine months of 1996 with the same period in 1995, primarily from strong marketing margins and increased natural gas liquids
(NGL) prices in addition to higher natural gas, NGL and trading volumes. The increased volumes resulted primarily from PTMS trading activity and the acquisition of certain natural gas gathering and processing assets from Mobil.

Field Services - Field Services' earnings before interest and tax increased $17.1 million for the first nine months of 1996 as compared with the prior-year period. Net revenues increased $63.9 million, or 45%, resulting from higher NGL prices and increased gathering and processing volumes related to expansion projects and the Mobil asset acquisition. These improvements were partially offset by higher operating expenses and the $8.1 million gain on the sale of an investment in Seagull Shoreline System in 1995.

Gas and Power Services - Earnings before interest and tax for Gas and Power Services increased $26.5 million for the first nine months of 1996 compared with the same period in 1995, primarily due to higher gas volumes, improved margins resulting from colder weather and gas price volatility, and higher risk management margins. The increase in margins was partially offset by higher operating expenses. Total marketed gas volumes increased 38% to
4.7 TBtu/d primarily as a result of the formation of PTMS in the third quarter 1996.

Crude Oil - Earnings before interest and tax for Crude Oil increased
$1.2 million comparing the first nine months of 1996 with the same period in 1995, primarily because of higher marketing margins due to higher crude prices.

Risk Management - The Company uses financial instruments to reduce its exposure to market fluctuations in the price and transportation costs of natural gas and petroleum products. The Company's general strategy is to hedge price and location risk with futures, swaps and options; however, net open positions in terms of price, volume and specified delivery point do occur. In addition to hedging activities, the Company also engages in the trading of such instruments. The Company manages open positions with strict policies which limit its exposure to market risk and require reporting to management potential financial exposure on a daily basis. These policies include statistical risk tolerance limits using weighted price movements to calculate a daily earning at risk (DEAR) as well as a total value at risk
(VAR) measurement.

Other Operations

Earnings before interest and tax from other operations decreased $16.4 million comparing the first nine months of 1996 with the same period in 1995. Equity in earnings from National Methanol Company declined $11 million to $10.8 million in 1996 due primarily to significantly lower methanol margins. Also contributing to the decrease in other operations was a 1995 provision reversal of $10.4 million on the LNG Project, which was partially offset by increased LNG tanker charter revenues and higher LNG sales prices in 1996.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL POSITION

Operating Cash Flow

                                               Nine Months Ended
                                               September 30
                                               --------------------
Millions                                                1996    1995
--------                                               ------  ------
Net Cash Flows Provided by Operating Activities        $612.1  $436.7
                                         ------      ------

Historical Analysis - Operating cash flows increased $175.4 million comparing the first nine months in 1996 with the same period in 1995. This increase primarily reflects higher 1996 earnings and decreased net cash outflows related to transition costs.

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

Environmental Matters - For information concerning cleanup programs and environmental litigation, see Notes 5 and 6 of the Notes to Consolidated Financial Statements.

Litigation - For information concerning other litigation matters, see Note 6 of the Notes to Consolidated Financial Statements.

Other - See Notes 2 and 3 of the Notes to Consolidated Financial Statements for a discussion of certain other regulatory proceedings and other contingencies.

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

Investing Cash Flow

                                                       Nine Months Ended
                                                        September 30
                                               -       --------------------
Millions                                          1996          1995
--------                                        ------ ------
Net Cash Flows Used in Investing Activities     $428.7 $262.3
                                           ------      ------

Capital and Investment Expenditures - Capital and investment expenditures totaled $476.1 million in the first nine months of 1996, compared with $298.3 million for the same period in 1995. Expenditures in 1996 included approximately $200 million of asset purchases from Mobil. The Company currently expects to invest up to $900 million in 1996 capital and investment expenditures, with approximately 70% for Energy Services and 25% for Natural Gas Transmission, with the remainder budgeted for international and other development projects. The Company's 1996 expenditure plans include approximately $700 million for market-expansion projects by the Natural Gas Transmission and Energy Services segments. The Company's current estimate for 1997 capital and investment expenditures is $400 million to $600 million.

Financing Cash Flow

                                                       Nine Months Ended
                                                        September 30
                                               -       --------------------
Millions                                          1996          1995
--------                                        ------ ------
Net Cash Flows Used in Financing Activities      $197.0        $127.4
                                                 ------        ------

Debt and Credit Facilities - PanEnergy has two variable-rate bank credit agreements, dated January 31, 1996 and September 18, 1996, respectively, that permit PanEnergy to borrow up to $400 million under a five-year facility and $400 million under a 364-day facility. At September 30, 1996, there were no amounts outstanding under the credit agreements.

In September 1996, PanEnergy issued $100 million of seven-year notes bearing interest at 7 3/8%. In October 1996, PanEnergy issued $150 million of 10-year notes bearing interest at 7%. As of the date of this report, PanEnergy, TETCO and PEPL have effective shelf registration statements with the Securities and Exchange Commission for the issuance of $50 million, $100 million and $100 million, respectively, of unsecured debt securities.

On October 1, 1996, TETCO redeemed its outstanding $150 million, 10% deben-tures due 2011 and its outstanding $100 million, 10 1/8% debentures also due 2011. The Company recorded a non-cash extraordinary charge of $16.8 million (net of income tax of $10.2 million) in October 1996 in connection with this early retirement of debt.

Common Stockholders' Equity - The board of directors increased the quarterly dividend on common stock from $0.225 to $0.24 per common share effective with the 1996 second quarter.

Financing Requirements - Dividends and debt repayments for the next 12 months, along with operating and investing requirements as previously discussed in the Operating and Investing Cash Flow sections, are expected to be funded by cash from operations, debt issuances, periodic sales of customer accounts with limited recourse and/or available credit facilities.

Accounting Standards

Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in June 1996. The Company does not expect the implementation of this standard in 1997 to have a significant effect on consolidated results of operations or financial position.

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes 2, 5 and 6 of the Notes to Consolidated Financial Statements in
Part I of this Report, which are incorporated herein by reference.  See also
Item 3 of PanEnergy's Annual Report on Form 10-K for the year ended
December 31, 1995.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   Exhibit Number                        Description
        10 Agreement between George L. Mazanec and PanEnergy Corp, dated July 19, 1996.

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

(b)  Reports on Form 8-K

   A Current Report dated September 9, 1996 was filed under Item 5, "Other Information," to provide certain information related to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

   A Current Report dated September 13, 1996 was filed under Item 5, "Other Events," and Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits," to report an underwriting agreement entered into for the public offering of certain notes.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and chief accounting officer.




                                       PanEnergy Corp
                                        (Registrant)


                                     /s/ Sandra P. Meyer

                               --------------------------------
                               Sandra P. Meyer, Vice President,
                                 Treasurer and Controller



Date:  November 12, 1996