Form 10-K
period 1996-12-31
PANENERGY CORP
filed 1997-03-26
CIK 351696

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996           COMMISSION FILE NO. 1-8157

                                 PANENERGY CORP
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---------------------
     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the last sale price of the Registrant's Common Stock, on the Composite Tape -- New York Stock Exchange Transactions, on February 28, 1997.

                                 $6,510,124,062

                                                           NUMBER OF SHARES OUTSTANDING
              TITLE OF EACH CLASS                            AS OF FEBRUARY 28, 1997
              -------------------                          ----------------------------
         Common Stock, $1.00 par value                             151,398,234

                      DOCUMENTS INCORPORATED BY REFERENCE
                             ---------------------

 PART OF
FORM 10-K
---------
Part I       Portions of the Annual Report to Stockholders of PanEnergy
             Corp for the year ended December 31, 1996
Part II      Portions of the Annual Report to Stockholders of PanEnergy
             Corp for the year ended December 31, 1996
Part III     Portions of the Definitive Joint Proxy Statement/Prospectus
             of Duke Power Company and PanEnergy Corp, dated March 13,
             1997
Part IV      Portions of the Annual Report to Stockholders of PanEnergy
             Corp for the year ended December 31, 1996

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
          General.....................................................    1
          Natural Gas Transmission Group..............................    2
          LNG Operations..............................................    4
          Energy Services Group.......................................    5
          Investments.................................................    7
          Regulation..................................................    8
          Rates and Regulatory Proceedings............................    9
          Competition.................................................    9
          Environmental Matters.......................................    9
          General Matters.............................................   10
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   15
          Executive Officers of Registrant............................   15

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
Item 8.   Financial Statements and Supplementary Data.................   16
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   16

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   16
Item 11.  Executive Compensation......................................   16
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   16
Item 13.  Certain Relationships and Related Transactions..............   16

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   17
          Index to Financial Statements and Schedules.................   21

                             ---------------------

     All gas volumes used herein are stated at 14.73 pounds per square inch, on a dry basis, at 60 degrees Fahrenheit.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     PanEnergy Corp ("PEC") is a holding company whose subsidiaries are primarily engaged in the interstate transportation and storage of natural gas, in the gathering, processing, marketing and intrastate transportation of natural gas, natural gas liquids ("NGLs") and crude oil, in the marketing of electric power and in risk-management services. As used herein, and unless otherwise stated, "PEC" refers to PanEnergy Corp, and "Company" refers to PanEnergy Corp and its subsidiaries.

     Services relating to the interstate transportation and storage of natural gas are provided by the Company's natural gas transmission group. This group includes four major interstate pipeline subsidiaries of PEC -- Texas Eastern Transmission Corporation ("TETCO"), Algonquin Gas Transmission Company ("Algonquin"), Panhandle Eastern Pipe Line Company ("PEPL") and Trunkline Gas Company ("Trunkline"). Together, these subsidiaries own and operate one of the nation's largest gas transmission networks. This fully interconnected 22,000-mile system can receive natural gas from most major North American producing regions for delivery to markets in the Mid-Atlantic, New England, Midwest and Gulf Coast states.

     Services relating to the gathering, processing, marketing, intrastate transportation and storage of natural gas, NGLs and crude oil, as well as to the marketing of electric power and to risk-management services, are provided by the Company's energy services group. This group operates through PanEnergy Services, Inc. and its subsidiaries.

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

     On November 25, 1996, PEC, Duke Power Company ("Duke Power") and Duke Transaction Corporation announced a definitive merger agreement for a tax-free, stock-for-stock transaction. Under the agreement, each share of PEC common stock would be converted into 1.0444 common shares of Duke Power. The merger is conditioned upon, among other things, the approval of PEC and Duke Power shareholders, and approvals of appropriate state and federal regulatory agencies. The Company anticipates that the stockholder and regulatory approvals can be completed within 12 months. At closing, Duke Power will change its name to Duke Energy Corporation ("Duke Energy") and PEC will become a wholly-owned subsidiary of Duke Energy. The merger will be accounted for under the pooling of interests method.

     Financial information concerning the Company's business segments and sources of revenues is set forth in Note 3 of Notes to Consolidated Financial Statements on page 44, and in the Consolidated Statement of Income on page 37, of the 1996 Annual Report to Stockholders of PanEnergy Corp (the "Annual Report"), filed as Exhibit 13, which are incorporated herein by reference.

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

     Interruptible Service: Transportation or storage of third-party gas provided by pipelines on a capacity-available, non-firm basis.

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

     Units of Measure:

            BBtu:               Billion British thermal units
            BBtu/d:             Billion British thermal units per day
            TBtu:               Trillion British thermal units
            TBtu/d:             Trillion British thermal units per day
            MMcf:               Million cubic feet
            MMcf/d:             Million cubic feet per day
            Bcf:                Billion cubic feet
            Bcf/d:              Billion cubic feet per day
            Tcf:                Trillion cubic feet
            MBbl/d:             Thousand barrels per day
            MW:                 Megawatts, one million watts
            GWh:                Gigawatt-hour, one billion watt-hours

NATURAL GAS TRANSMISSION GROUP

  General

     The Company's interstate pipelines serve principal markets in the Mid-Atlantic, New England and Midwest states. During 1996, the pipelines delivered approximately 12% of natural gas consumed in the U.S.

  Market and Supply Area Deliveries

     Market-area natural gas deliveries by the Company's interstate pipelines were 2,668 TBtu in 1996, up from the 2,415 TBtu delivered in 1995. Consolidated pipeline deliveries totaled 2,939 TBtu, compared to 2,703 TBtu in 1995, an increase of 9%, resulting primarily from market-expansion projects and increased demand related to colder winter weather.

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

     A substantial majority of the delivered volumes of the Company's interstate pipelines represents gas transported under long-term firm service agreements with LDC customers in the pipelines' market areas. Firm transportation services are also provided under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines offer interruptible transportation to customers on a short-term or seasonal basis. See "Regulation" and "Competition."

     Set forth below is information concerning throughput volumes for the Company's interstate natural gas transmission group for 1996, 1995 and 1994 (volumes in TBtu).

                                       1996    % TOTAL   1995    % TOTAL   1994    % TOTAL
                                       -----   -------   -----   -------   -----   -------
Market Area
  TETCO..............................  1,214      41     1,106      41     1,049      41
  Algonquin..........................    327      11       331      12       288      11
  PEPL...............................    654      22       619      23       582      23
  Trunkline..........................    529      18       403      15       449      17
  Intercompany Eliminations..........    (56)     (2)      (44)     (2)      (91)     (4)
                                       -----     ---     -----     ---     -----     ---
          Total......................  2,668      90     2,415      89     2,277      88
                                       -----     ---     -----     ---     -----     ---
Supply Area
  TETCO..............................    135       5       128       5       145       6
  PEPL...............................     33       1        44       2        44       2
  Trunkline..........................    103       4       116       4       111       4
                                       -----     ---     -----     ---     -----     ---
          Total......................    271      10       288      11       300      12
                                       -----     ---     -----     ---     -----     ---
          Total Volumes..............  2,939     100     2,703     100     2,577     100
                                       =====     ===     =====     ===     =====     ===
Summary by Pipeline (Total Volumes)
  TETCO..............................  1,349      46     1,234      46     1,194      47
  Algonquin..........................    327      11       331      12       288      11
  PEPL...............................    687      23       663      25       626      25
  Trunkline..........................    632      22       519      19       560      21
  Intercompany Eliminations..........    (56)     (2)      (44)     (2)      (91)     (4)
                                       -----     ---     -----     ---     -----     ---
          Total......................  2,939     100     2,703     100     2,577     100
                                       =====     ===     =====     ===     =====     ===

     Demand for gas transmission on the Company's interstate pipeline systems is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters -- the winter heating season.

  Northeast Area

     TETCO's major customers are located in Pennsylvania, New Jersey and New York, and include LDCs serving the Pittsburgh, Philadelphia, Newark and New York City metropolitan areas. Total throughput increased 9% in 1996 on the TETCO system.

     In June 1996, TETCO filed with FERC to construct and lease approximately 142 BBtu/d of firm transportation capacity to Columbia Gas Transmission Corporation ("Columbia") starting in 1997, with full volumes flowing in 1999 for 15 years. TETCO plans to construct 26 miles of 36-inch- and 24-inch-diameter pipeline and add compression in Pennsylvania for the project.

     In another project, previously called WinterNet, TETCO will lease firm transportation capacity to CNG Transmission Corporation ("CNG") beginning in 1997 and reaching full volumes of 64 BBtu/d in the year 2000 under a 22-year agreement. TETCO filed with FERC in June 1996 to construct eight miles of 36-inch-diameter pipeline looping in Pennsylvania for the project.

     The final phase of the Integrated Transportation Program ("ITP") was completed as planned in 1996. ITP utilizes transportation services on all four of the Company's interstate natural gas pipeline systems, with ultimate delivery by TETCO and Algonquin, and serves five Northeast customers.

     TETCO and PEPL signed contracts to provide 50 BBtu/d of firm service to a new market, the greater Cincinnati area, starting in November 1996. The contracts with the Cincinnati Gas & Electric Co call for firm transportation service by TETCO and firm transportation and storage service by PEPL. Also, Trunkline will provide interruptible transportation service.

     Algonquin's major customers include LDCs and electric power generators located in the Boston, Hartford, New Haven, Providence and Cape Cod areas. Algonquin's total throughput for 1996 decreased slightly compared to 1995.

     In February 1996, Algonquin filed with FERC to construct an 8.4-mile, 20-inch-diameter lateral pipeline to deliver 83 BBtu/d of firm transportation service by July 1997 to Connecticut Light and Power Company's Middletown electric-generation plant.

     In July 1996, Algonquin began service to the Canal Electric Plant at Sandwich, Massachusetts, under a long-term contract for 75 BBtu/d of firm transportation service.

  Midwest Area

     PEPL's market volumes are concentrated among approximately 20 utilities located in the Midwest market area that encompasses large portions of Michigan, Ohio, Indiana, Illinois and Missouri. PEPL's total deliveries increased 4% in 1996.

     Trunkline's major customers include eight utilities located in portions of Tennessee, Missouri, Illinois, Indiana and Michigan. Trunkline's total throughput increased 22% in 1996.

     In April 1996, PEPL and Trunkline began providing 85 BBtu/d of additional firm transportation service to CoEnergy Trading Company for its Michigan customers under five-year contracts.

     Trunkline filed with FERC in late 1996 for an expansion of its Terrebonne system with a planned 1998 in-service date, targeting expanding natural gas production in the Gulf of Mexico.

  Storage

     TETCO provides firm and interruptible open-access storage services. Since the implementation of the Order 636 restructuring, storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service. TETCO's storage services utilize two joint venture storage projects in Pennsylvania and one wholly-owned and operated storage field in Maryland. TETCO also leases storage capacity. TETCO's certificated working capacity in these three fields is 70 Bcf, and on December 31, 1996, the combined working gas in storage was 59 Bcf. Algonquin owns no storage fields.

     PEPL owns and operates three underground storage fields located in Illinois, Michigan and Oklahoma. Trunkline owns and operates one storage field in Louisiana. The combined maximum working gas capacity is 44 Bcf. Additionally, PEPL, through its Pan Gas Storage Company ("Pan Gas") subsidiary, is the owner of a storage field in Kansas with an estimated maximum capacity of 26 Bcf. PEPL is the operator of the field. Since the implementation of the Order 636 restructuring, PEPL, Trunkline and Pan Gas all offer firm and interruptible storage on an open-access basis. In addition to owning storage fields, PEPL also leases storage capacity. PEPL and Trunkline have retained the right to use up to 15 Bcf and 10 Bcf, respectively, of their storage capacity for system needs. In January 1997, PEPL filed with FERC to transfer its storage facilities to Pan Gas.

LNG OPERATIONS

     Subsidiaries of PEC entered into LNG import agreements with Sonatrach, the national oil and gas company of Algeria, in 1987. The agreements provide for the importation of up to 3.3 Tcf of LNG over a period of up to 20 years. The agreements impose no take-or-pay or ship-or-pay obligations upon the Company and do not establish any minimum annual purchase volumes.

     In 1989, Trunkline LNG Company ("Trunkline LNG") activated the LNG program at its Lake Charles, Louisiana facility. Activation of the program was based primarily on the agreements with Sonatrach, as well as a long-term contract with Citrus Trading Corp. ("Citrus") that provides for the sale of up to 110 MMcf/d of gas. This maximum volume decreased to 86 MMcf/d for the remaining term of the contract beginning on September 1, 1995. Citrus can elect not to purchase gas in any month if residual fuel oil prices during the previous month fall below a specified level. However, in the event of such election, the Company has the option to require Citrus to purchase nominated volumes at a contractually determined reduced price. Therefore, volumes and prices under the Citrus contract are not certain. In 1996, deliveries of gas to Citrus were made during four months of the year, averaging 41 MMcf/d. In 1996, the Company sold a total of 6.9 Bcf of regasified LNG. In October 1996, Trunkline LNG filed an application with FERC seeking authorization to offer LNG terminal service to shippers on an open-access basis.

     Algonquin LNG, Inc. ("Algonquin LNG"), a subsidiary of Algonquin, owns and operates an LNG facility in Providence, Rhode Island. The facility provides LNG handling services, including receipt, storage and redelivery. To meet growing New England demand for flexible natural gas storage and peak delivery services, Algonquin LNG filed with FERC in May 1996 to expand its capacity. The expansion, serving the EnergyPlus Project, includes installing liquefaction and gasification facilities, purchasing two pipelines and constructing another to connect with the Algonquin system.

ENERGY SERVICES GROUP

  General

     The Company's energy services group, through PanEnergy Services, Inc. and its subsidiaries, is engaged in the gathering, processing, marketing, storage and intrastate transportation of natural gas, NGLs and crude oil, as well as in the marketing of electric power and risk-management services.

  Gas and Power Services Group

     Since August 1, 1996, the gas and power marketing operations of the Company have been conducted through a company conducting business as PanEnergy Trading and Market Services, L.L.C. in the United States and as PanEnergy Marketing Limited Partnership in Canada ("PTMS"). PanEnergy owns 60%, and Mobil Corporation and its subsidiaries ("Mobil") own 40%, of PTMS. A subsidiary of PanEnergy acts as operator of PTMS. All of Mobil's U.S. and Canadian natural gas production is committed to be marketed through PTMS for at least a 10-year period.

     The Company, through PTMS, markets natural gas primarily to LDCs, electric power generators, industrial end-users and gas marketing companies. Marketing operations encompass both on-system and off-system sales. With respect to on-system sales, the Company generally purchases natural gas from producers at the wellhead, gathers and (if necessary) processes the gas in the Company's own facilities (see "Field Services Group" below) and delivers the gas to an intrastate or interstate pipeline for redelivery to another customer. With respect to off-system sales, the Company purchases natural gas from producers, pipelines and other suppliers not connected with the Company's facilities for resale to customers. The Company also provides energy-marketing services, such as supply and market aggregation, dispatching, balancing, transportation, storage, contract negotiation and administration, as well as energy commodity risk-management products and services.

     The Company currently provides marketing services to customers transporting gas on substantially all pipeline systems serving the lower 48 states and Canada. In 1996, natural gas volumes marketed increased by 1.9 TBtu/d over the 1995 volumes to 5.5 TBtu/d.

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

     The Company's power marketing and related operations are also conducted through PTMS. The Company traded 4,229 GWh in 1996, more than eight times the amount marketed in 1995.

     In 1996, the Company increased the number of retail natural gas customers including restaurants and hotels such as Boston Market and Holiday Inn, and participated in one of the nation's first retail electric power sales by an independent marketer, providing Reynolds Metal Company with electric power. In November 1996, PTMS entered into a venture with Associated Electric Cooperative, Inc. to coordinate marketing of electrical capacity and energy generated from a 250 MW, gas fired, combined cycle power plant to be constructed in southeastern Missouri by 1999.

  Field Services Group

     The Company's field services group, which operates mainly through PanEnergy Field Services, Inc., achieved a 53% increase in volumes of natural gas gathered, from 1.9 TBtu/d in 1995 to 2.9 TBtu/d in 1996. The Company owns and operates approximately 15,000 miles of natural gas gathering systems, including intrastate pipelines, and 27 natural gas processing plants in the United States. The Company also owns interests in 12 other plants.

     The Company's gathering systems are located in 10 states. These systems serve major gas-producing regions in the Rocky Mountain, Mid-Continent and Gulf Coast areas. Included in the Company's gathering operations are several intrastate pipeline systems and natural gas storage facilities.

     The Company's NGL processing operations involve the extraction of NGLs from natural gas and, at certain facilities, the fractionation of the NGLs into their individual components (ethane, propane, butane and natural gasoline). The natural gas used in the Company's processing operations is generally gathered on the Company's gathering system or, in the case of two facilities -- the National Helium Corporation ("National Helium") plant in Liberal, Kansas and the Wilcox plant in Goliad, Texas -- from the natural gas stream on the Company's transmission system. NGLs are sold by the Company to a variety of customers ranging from large multi-national petrochemical and refining companies to small family-owned retail propane distributors. NGL sales are made based upon current market-related prices. The Company also provides, on a more limited basis, processing services to producers and others for a stipulated fee. During 1996, NGL production at the Company's facilities averaged approximately 76.5 MBbl/d, a 40% increase over 1995. The Company also produces helium at the National Helium facility.

     The most significant 1996 expansion was the purchase of U.S. gathering and processing assets belonging to Mobil, including seven processing plants and interests in 12 others, which are primarily located in the Mid-Continent, Gulf Coast and Permian Basin of West Texas. During 1996, the Company also purchased a general partnership interest in Dauphin Island Gathering Partners, which owns a natural gas gathering system in the Gulf of Mexico. In addition, in November 1996, the Company completed the acquisitions of a 300-mile natural gas gathering system in south Texas and a 500-mile intrastate pipeline system in northern Louisiana.

  Crude Oil Group/NGLs

     The Company's crude oil group, which provides services through PanEnergy Transport and Trading Company and its affiliates, operates approximately 1,300 miles of intrastate crude oil pipelines in the Mid-Continent and South Texas and approximately 450 miles of NGL pipelines in the Texas Gulf Coast area.

     The crude oil pipeline system provides gathering and mainline transportation service, for a volumetric fee, based on published tariffs. In 1996, the group's throughput of crude oil averaged approximately 68.4 MBbl/d, down 10% from 1995. This group also purchases crude oil from producers and markets it to end users.

     The NGL transportation system transports NGLs received from 12 processing plants in South Texas. During 1996, NGL throughput averaged approximately 19.1 MBbl/d, a 16% increase over 1995.

INVESTMENTS

  Midland Cogeneration Venture

     A Company subsidiary owns an approximate 18% interest in Midland Cogeneration Venture ("MCV"), which became operational in 1990. MCV converted an incomplete nuclear power plant to a dual-purpose energy unit that uses natural gas to generate electricity and produce industrial process steam. PEPL and Trunkline provide approximately 97 TBtu/d of firm transportation to MCV.

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

  Northern Border Partners, L.P.

     A PEPL subsidiary owns an approximate 8% interest (a 33% voting interest) in Northern Border Partners, L.P. ("Northern Border MLP"), consisting of general partner and subordinated limited partner interests. Northern Border MLP owns a 70% interest in Northern Border Pipeline Company ("Northern Border Pipeline"), which owns and operates a transmission system consisting of 969 miles of pipeline extending from the Canadian border through Montana to Iowa. Northern Border Pipeline transports natural gas both under traditional long-term contracts and on an open-access basis. It has a certificated transport capacity of 975 MMcf/d.

  TEPPCO Partners, L.P.

     A PEC subsidiary owns a 2% general partner interest and an approximate 8% limited partner interest in TEPPCO Partners, L.P. ("TEPPCO Partners"). TEPPCO Partners owns and operates an approximate 4,300-mile refined petroleum products and liquefied petroleum gases ("LPGs") pipeline system extending from southeast Texas through the midwestern and central United States to the northeastern United States. The pipeline system includes delivery terminals along the pipeline for outloading product to tank trucks, rail cars or barges, as well as storage capacity at Mont Belvieu, Texas, the largest LPG storage complex in the United States, and at other locations. TEPPCO Partners also owns two marine receiving terminals at Beaumont, Texas and Providence, Rhode Island. The TEPPCO Partners pipeline system is the only pipeline that transports LPGs to the Northeast.

  Maritimes & Northeast Pipeline Project

     PEC, through its affiliates, is responsible for the overall development and will operate the U.S. portion of the Maritimes & Northeast Pipeline Project ("Maritimes"), to be owned in conjunction with three other sponsors. In July 1996, FERC gave preliminary approval for Phase I of Maritimes and in the fall of 1996, the Maritimes partners filed with FERC and the National Energy Board of Canada to construct approximately 730 miles of pipeline under Phase II of the project. Maritimes is expected to deliver natural gas from a major new natural gas supply basin offshore Nova Scotia to emerging markets in Canadian Maritimes provinces and Northeast markets starting around 1999. Transportation service for customers in New Hampshire and Maine could begin as early as 1998 under Maritimes' Phase I construction.

  Aguaytia Project

     The Company, through a subsidiary, owns a 24% equity interest in the Aguaytia project, the first private, integrated energy project in Peru. Facilities to generate up to 155 MW and deliver electricity and process natural gas are scheduled to be in service by late 1997.

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

     TETCO, Algonquin, PEPL and Trunkline operate as open-access transporters of natural gas. In 1992, FERC issued Order 636, which requires open-access pipelines to provide firm and interruptible transportation services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier. To implement this requirement, Order 636 provided, among other things, for mandatory unbundling of services that have historically been provided by pipelines into separate open-access transportation, sales and storage services.

     Order 636 provides for the use of the straight fixed-variable rate design, which assigns return on equity, related taxes and other fixed costs to the reservation component of rates. In addition, Order 636 allows pipelines to recover eligible costs resulting from implementation of Order 636 ("transition costs"). On July 16, 1996, the U.S. Court of Appeals for the District of Columbia upheld, in general, all aspects of Order 636 and remanded certain issues, including recovery of gas supply realignment costs, for further explanation. This decision is on appeal to the U.S. Supreme Court. On February 27, 1997, FERC issued an order reaffirming the right of interstate pipelines to recover 100% of gas supply realignment costs. In addition, this matter is substantially mitigated by TETCO's and PEPL's transition cost settlements.

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

     The intrastate pipelines owned by the field services group are subject to state regulation and, to the extent they provide services under Section 311 of the NGPA, are also subject to FERC regulation.

     The Company's natural gas gathering activities are generally not subject to regulation by FERC under the NGA and the NGPA, but are subject to state regulation. In this regard, in May 1994, FERC issued orders announcing that it would not exercise jurisdiction over natural gas gathering activities operated by affiliates of interstate pipeline companies. Such orders have been upheld by the courts. FERC's orders are expected to enable the Company to compete with non-regulated service providers, which account for the majority of the sector's operations. With respect to the Company's natural gas marketing activities, such activities may, in certain circumstances, be subject to the jurisdiction of FERC. Current FERC policies permit the Company's gas marketing entities subject to FERC jurisdiction to market natural gas at market-based rates pursuant to a blanket certificate. The Company's electric power marketing operations are also subject to the jurisdiction of FERC under the Federal Power Act. Current FERC policies permit the Company's electric marketing entity to market electricity at market-based rates.

     Regulation of the importation and exportation of natural gas is vested in the Secretary of Energy, who has delegated various aspects of this jurisdiction to FERC and the Office of Fossil Fuels of the Department of Energy.

     The Company's subsidiaries are subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline and LNG plant safety requirements; to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines; and to federal and state environmental legislation.

RATES AND REGULATORY PROCEEDINGS

     When rate cases are pending final FERC approval, a portion of the revenues collected by the Company's natural gas pipelines is subject to possible refund. A summary of the status of significant pending rate cases and related regulatory matters involving TETCO, Algonquin, PEPL and Trunkline is contained in Note 4 of the Notes to Consolidated Financial Statements on pages 44 and 45 of the Annual Report, which are incorporated herein by reference.

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

     In the Mid-Atlantic and Northeast markets, TETCO competes directly with Transcontinental Gas Pipe Line Corporation, Tennessee Gas Pipeline Company ("TGPC"), Iroquois Gas Transmission System ("Iroquois"), CNG and Columbia. Algonquin competes directly in certain market areas with TGPC and Iroquois. PEPL and Trunkline compete directly with ANR Pipeline Company, Natural Gas Pipeline Company of America and Texas Gas Transmission Corporation in the Midwest market area.

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

     Electric power marketing faces competition from other forms of energy, such as natural gas, coal and fuel oil, as well as electric utilities and other electric power marketers. The independent electric power market is still in the early stages of development and primarily regional in nature.

ENVIRONMENTAL MATTERS

     For a discussion of environmental matters involving the Company, see Notes 13 and 14 of the Notes to Consolidated Financial Statements on pages 52 and 53 of the Annual Report, which is incorporated herein by reference. Except as set forth therein, compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise protecting the environment, are not expected to have a material effect upon the capital expenditures, earnings or financial position of the Company.

GENERAL MATTERS

     During 1996, no single customer accounted for 10% or more of the Company's consolidated revenues.

     While the Company does engage in some research and development activities, no such activities conducted during the past three years have been material to the Company's business, nor have there been any material customer-sponsored research activities during that period relating to the Company's business activities.

     TETCO, Algonquin, PEPL and Trunkline are members of and provide support to the Gas Research Institute ("GRI"), which plans and manages research and development efforts for the gas industry. The funds used to support GRI are derived from a surcharge on the pipelines' rates pursuant to FERC authorization. Payments amounted to approximately $15.4 million, $16.2 million and $22.1 million in 1996, 1995 and 1994, respectively, for the four companies combined.

     Foreign operations and export sales are not material to the Company's business as a whole. As of December 31, 1996, the Company had approximately 5,000 employees.

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

     Lachmar, a partnership in which subsidiaries of PEC own all of the partnership interests, owns two LNG ships, each with a transportation capacity of 125,000 cubic meters of LNG. One ship is chartered to a third party through March 1998, while the other one is engaged in serving the Company's LNG project. Both vessels have been chartered to Nigeria LNG Limited ("Nigeria LNG") for 22 years starting around 1999. Under the terms of the charter, Nigeria LNG will have the right to purchase the vessels. The Company continues to examine opportunities to better utilize its LNG assets.

  Energy Services Group

     For information regarding the properties of the Company's energy services segment, see "Energy Services Group" under Item 1, which is incorporated herein by reference.

  Other

     None of the other properties used in connection with the Company's other business activities is considered material to the Company's operations as a whole.

                            [MAP of PanEnergy Corp
                     Showing Pipelines, Storage Facilities,
                 Principal Supply Areas and Proposed Pipelines.]

ITEM 3. LEGAL PROCEEDINGS

     Edison. In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, claims have been made and numerous lawsuits have been filed in the Superior Court of New Jersey, Middlesex County against TETCO and other private and governmental entities by or on behalf of hundreds of individuals and businesses. These claimants seek compensatory damages for personal injuries, property losses and/or lost business income, as well as punitive damages. The property insurers of an apartment complex adjacent to the asphalt plant where the rupture occurred also filed suits against TETCO and other defendants in Superior Court seeking to recover amounts paid under pertinent policies of insurance. Quality Materials, Inc. ("Quality"), the owner of the asphalt plant, filed suit in the U.S. District Court for the District of New Jersey against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO has filed a counterclaim against Quality and has settled the claims of the property insurers and some individuals and businesses, while retaining the right to seek recovery of those settlement amounts from other defendants. In April 1996, the U.S. District Court dismissed the suit by Quality and the counterclaim by TETCO on the grounds that all claims should be resolved in the pending Middlesex County litigation.

     The findings of an investigation of the incident by the National Transportation Safety Board indicate third-party damage to be the cause of the rupture. The Company recorded a provision in 1994 for costs related to this incident that are not recoverable under the Company's insurance policies.

     PCBs. On August 30, 1995, two plaintiffs filed a lawsuit with class action allegations in Jefferson County, Texas, against PanEnergy, Texas Eastern Corporation and TETCO, among others. While that suit ultimately was dismissed, one of the two original plaintiffs refiled the suit on June 3, 1996 in the Circuit Court of the City of St. Louis, Missouri. The defendants removed the suit to the U.S. District Court for the Eastern District of Missouri, Eastern Division in July 1996. In March 1997, the case was remanded to the same state court in St. Louis. The plaintiff seeks recovery of compensatory and punitive damages, in unspecified amounts, for personal injuries and property damage resulting from alleged exposure to PCBs.

     In 1987, the Commonwealth of Kentucky instituted suit in state court against TETCO, alleging improper disposal of PCBs at TETCO's three compressor station sites in Kentucky. This suit, which is still pending, seeks penalties for violations of Kentucky environmental statutes. The Company previously established a reserve for potential fines and penalties. In 1996, TETCO completed cleanup of these sites.

     Midwest Gas Storage. On August 31, 1995, Midwest Gas Storage, Inc. ("Midwest") filed suit against PEPL and PEC in the 58th Judicial District Court, Jefferson County, Texas, alleging that PEPL breached an interconnection agreement with Midwest and used its superior bargaining position to force Midwest to accept terms and conditions which were not in the original agreement. Amended petitions filed in 1996 further allege that PEPL and PEC, through economic coercion, have attempted to drive Midwest out of business. Asserting fraud and violations of Texas anti-trust laws, among other counts, Midwest seeks compensatory and punitive damages in unspecified amounts. On February 21, 1997, the defendants removed the case to the U.S. District Court for the Eastern District of Texas, Beaumont Division.

     The Company believes the resolution of the legal matters discussed above under "Edison", "PCBs" and "Midwest Gas Storage" will not have a material adverse effect on the Company's consolidated results of operations or financial position.

     Marathon/Amerada Hess. On December 16, 1996, TETCO received notification that Marathon Oil Company ("Marathon") intended to commence substitution of other gas reserves, deliverability and leases for those dedicated to a certain natural gas purchase contract (the "Marathon Contract") with TETCO. In TETCO's view, the tendered substitute gas reserves, deliverability and leases are not subject to the Marathon Contract and TETCO filed a declaratory judgment action on December 17, 1996 in the U.S. District Court for the Eastern District of Louisiana seeking a ruling that Marathon's interpretation of the Marathon Contract is incorrect. On January 7, 1997, Marathon filed an answer and counterclaim to TETCO's complaint seeking a declaratory judgment enforcing its interpretation of the Marathon Contract. On February 18, 1997, Amerada Hess Corporation ("Amerada Hess") notified TETCO that it intended to commence substitution of other gas reserves, deliverability, and leases for those dedicated to its natural gas purchase contract (the "Amerada Hess Contract") with TETCO. On the same date, Amerada Hess also filed a petition in the District Court of Harris County, Texas, 157th Judicial District, seeking a declaratory judgment that its interpretation of the Amerada Hess Contract, which covers the same leases and reserves as the Marathon Contract, is correct. TETCO now has removed that suit to the U.S. District Court for the Southern District of Texas, Houston Division. TETCO also filed a declaratory judgment action with respect to Amerada Hess' contentions in the U.S. District Court for the Eastern District of Louisiana on February 21, 1997. The Louisiana action now has been transferred to the judge presiding over the Marathon Contract matter. The potential liability of the Company should TETCO be contractually obligated to purchase natural gas based upon the substitute gas reserves, deliverability and leases, and the effect of transition cost recoveries pursuant to TETCO's Order 636 settlement involve numerous complex legal and factual matters which will take a substantial period of time to resolve.

     Grynberg. A lawsuit filed in the United States District Court for the District of Columbia by natural gas producer Jack Grynberg was served in July 1996 naming TETCO, PEPL, Trunkline and PanEnergy Services, Inc. as defendants, among others. The action was brought under the federal False Claims Act against 70 defendants, including every major pipeline, asserting that the defendants intentionally underreported volumes and heating content of gas purchased from producers on federal and Indian lands, with the result that the United States was underpaid royalties. The plaintiff seeks recovery of the royalty amounts due the United States, treble damages and civil penalties.

     Because the matters discussed above under "Marathon/Amerada Hess" and "Grynberg" are in the early stages of litigation, the Company cannot estimate the effect of these issues based on information currently available.

     The Company is also involved in various other legal actions and claims arising in the normal course of business. Based upon its current assessment of the facts and the law, management does not believe that the outcome of any such action or claim will have a material adverse effect upon the consolidated results of operations or financial position of the Company. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the uncertainties inherent in any litigation. The Company is defending itself vigorously in all the above suits.

     For information concerning certain pending regulatory proceedings involving the Company, see "Regulation" under Item 1 and Note 4 of the Notes to Consolidated Financial Statements on pages 44 and 45 of the Annual Report, which are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                        EXECUTIVE OFFICERS OF REGISTRANT

                                                                                    BECAME AN
                                                                           AGE IN   EXECUTIVE
               NAME                                OFFICE                   1996     OFFICER
               ----                                ------                  ------   ---------
Dennis R. Hendrix(1)..............  Chairman of the Board                    57       1990
Paul M. Anderson(2)...............  President and Chief Executive Officer    52       1991
George L. Mazanec(3)..............  Vice Chairman of the Board               61       1989
James T. Hackett(4)...............  Executive Vice President                 43       1996
Carl B. King(5)...................  Senior Vice President and General        54       1990
                                      Counsel
Paul F. Ferguson, Jr.(6)..........  Senior Vice President and Chief          48       1989
                                      Financial Officer
Donald H. Anderson(7).............  Group Vice President                     48       1996
Fred J. Fowler(8).................  Group Vice President                     51       1996
Steven M. Roverud(9)..............  Group Vice President                     58       1996
Sandra P. Meyer(10)...............  Vice President, Treasurer and            43       1993
                                      Controller
James W. Hart, Jr.(11)............  Vice President, Public Affairs           61       1988
Bruce A. Williamson(12)...........  Vice President, Finance                  38       1995

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

 (3) Resigned October 23, 1996, as Director, a position held since December 1992 and as Vice Chairman of the Board, a position held since December 1993; formerly Executive Vice President from March 1991 to December 1993 and Group Vice President from November 1989 to March 1991.

 (4) Executive Vice President since January 1996. Senior Vice President of NGC Corporation ("NGC"), 1990-1995, and President of NGC's Trident division, 1995. Member of NGC's management committee, 1993-1994.

 (5) Senior Vice President and General Counsel since June 1990.

 (6) Senior Vice President and Chief Financial Officer since September 1995. Vice President, Finance and Accounting, from April 1992 to September 1995; Vice President and Treasurer from July 1990 to April 1992.

 (7) Group Vice President since May 1996. President of PanEnergy Services, Inc. since December 1994. President of Associated Natural Gas Corporation for more than five years prior thereto.

 (8) Group Vice President since May 1996. President of TETCO since January 1994. Employee of PEC, or a subsidiary of PEC, for more than five years.

 (9) Group Vice President since May 1996. President of PEPL since January 1994. Vice President of Marketing of PEPL from July 1992 to August 1993. Senior Vice President of PEPL from August 1993 to January 1994.

(10) Controller since September 1993, Vice President since December 1994 and Treasurer since August 1996. An officer or employee of PEC, or a subsidiary of PEC, for more than five years.

(11) Vice President of the Company for more than five years.

(12) Vice President, Finance, since August 1996. Treasurer and Assistant Secretary from June 1995 to August 1996. Assistant Treasurer, Capital Markets, from 1993 to 1995, and Manager of E&P Risk

     Management from 1992 to 1993, both for Shell Oil Company. Vice President and Treasurer of Shell Leasing Company from 1990 to 1992.

     All officers of PEC are elected in April of each year at the organizational meeting of the Board of Directors. There are no family relationships among any directors or executive officers of PEC.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See "PanEnergy Corp Common Stock Data by Quarters" on page 57 and Note 12 of the Notes to Consolidated Financial Statements on page 51 of the Annual Report, which are incorporated herein by reference. The Common Stock is listed on the New York and Pacific Stock Exchanges. At February 28, 1997, there were approximately 25,000 holders of record of the Common Stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to "Index -- Financial Statements" under Item 14(a)(1).

     See the "Consolidated Quarterly Financial Data" on page 55 of the Annual Report, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See pages 106 through 108 and pages 111 and 112 of the Definitive Joint Proxy Statement/Prospectus dated March 13, 1997, of Duke Power Company and PanEnergy Corp ("Proxy Statement"), which are incorporated herein by reference.

     See list of "Executive Officers of Registrant" on page 15, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     See pages 112 through 123 of the Proxy Statement, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See pages 111 through 113 of the Proxy Statement, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See pages 106 through 108, 114 and 115 of the Proxy Statement, which are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated herein by reference:

          (1) The Consolidated Financial Statements of PanEnergy Corp and Subsidiaries are listed on the Index, page 21.

          (2) Exhibits filed herewith are designated by an asterisk (*); all exhibits not so designated are incorporated herein by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

    EXHIBIT                                                                                                       FILE
     NUMBER                            DESCRIPTION                             ORIGINALLY FILED AS EXHIBIT       NUMBER
    -------                            -----------                             ---------------------------      --------
      2.01       Amended and Restated Agreement and Plan of Merger dated   2(a) to Form 8-K of PEC dated March    1-8157
                 March 10, 1997, among Duke Power Company, Duke            20, 1997
                 Transaction Corporation and PanEnergy Corp
      2.02       Formation Agreement between PanEnergy Trading and Market  2 to Form 10-Q of PEC for the          1-8157
                 Services, Inc. and Mobil Natural Gas Inc. dated May 29,   quarter ended June 30, 1996
                 1996
      3.01       Amended and Restated Certificate of Incorporation of      3.01 to Form 10-K of PEC for year      1-8157
                 Panhandle Eastern Corporation, including the Certificate  ended December 31, 1995 of Elimination of the Participating Stock of Panhandle
                 Eastern Corporation
      3.03       By-Laws of Panhandle Eastern Corporation, effective July  19(a) to Form 10-Q of PEC for          1-8157
                 8, 1986                                                   quarter ended September 30, 1986
      4.01       Indenture, dated as of November 1, 1994, between          4.03 to Form 10-K of PEC for year      1-8157
                 Panhandle Eastern Corporation and The First National      ended December 31, 1994
                 Bank of Boston, as Trustee
      4.02       Credit Agreement between Panhandle Eastern Corporation,   4.02 to Form 10-K of PEC for year      1-8157
                 d/b/a PanEnergy Corp, the financial institutions          ended December 31, 1995
                 identified therein, and Chemical Bank, as Administrative
                 Agent, dated as of January 31, 1996
     *4.03       First Amendment to the Credit Agreement, dated as of
                 September 18, 1996, between PanEnergy Corp and The Chase
                 Manhattan Bank
      4.04       Credit Agreement (Five Year Facility) between Panhandle   4.03 to Form 10-K of PEC for year      1-8157
                 Eastern Corporation, d/b/a PanEnergy Corp, the financial  ended December 31, 1995 institutions identified therein, and Chemical Bank, as
                 Administrative Agent, dated as of January 31, 1996
   **10.01       1977 Non-Qualified Stock Option Plan of Panhandle         10(f) to Form 10-K of PEC for year     1-8157
                 Eastern Corporation, as amended through December 3, 1986  ended December 31, 1986
                 (and related Agreement)
   **10.02       1982 Key Employee Stock Option Plan of Panhandle Eastern  10(g) to Form 10-K of PEC for year     1-8157
                 Corporation, as amended through December 3, 1986 (and     ended December 31, 1986
                 related Agreement)
   **10.03       Panhandle Eastern Corporation -- Nonemployee Directors    10(w) to Form 10-K of PEC for year     1-8157
                 Retirement Plan (As amended May 22, 1985)                 ended December 31, 1985
   **10.04       Deferred Compensation Plan for the Board of Directors of  10.04 to Form 10-K of PEC for year     1-8157
                 Panhandle Eastern Corporation (Adopted May 26, 1982; as   ended December 31, 1989
                 amended November 29, 1989)
   **10.05       Amendment to Deferred Compensation Plan for the Board of  10.05 to Form 10-K of PEC for year     1-8157
                 Directors of Panhandle Eastern Corporation dated January  ended December 31, 1994
                 25, 1995
   **10.06       Panhandle Eastern Corporation -- Executive Benefit        10.05 to Form 10-K of PEC for year     1-8157
                 Equalization Plan (As amended November 29, 1989;          ended December 31, 1989
                 effective January 1, 1990)

    EXHIBIT                                                                                                       FILE
     NUMBER                            DESCRIPTION                             ORIGINALLY FILED AS EXHIBIT       NUMBER
    -------                            -----------                             ---------------------------      --------
   **10.07       Panhandle Eastern Corporation Retirement Benefit          10.06 to Form 10-K of PEC for year     1-8157
                 Equalization Plan (Adopted December 20, 1993; effective   ended December 31, 1993
                 January 1, 1994; amends and restates Exhibit number
                 10.05)
   **10.08       Panhandle Eastern Corporation -- Executive Severance      19(a) to Form 10-Q of PEC for          1-8157
                 Agreement                                                 quarter ended September 30, 1988
     10.09       Change in Control Severance Pay Plan of Panhandle         19(c) to Form 10-Q of PEC for          1-8157
                 Eastern Corporation and Affiliates (Adopted July 8,       quarter ended September 30, 1986
                 1986)
   **10.10       1989 Nonemployee Directors Stock Option Plan (Adopted     28(a) to Form S-8 Registration       33-28912
                 February 1, 1989)                                         Statement of PEC
     10.11       Employees Savings Plan of Panhandle Eastern Corporation   10.12 to Form 10-K of PEC for year     1-8157
                 and Participating Affiliates (Effective January 1, 1991)  ended December 31, 1990
     10.12       Retirement Income Plan of Panhandle Eastern Corporation   10.13 to Form 10-K of PEC for year     1-8157
                 and Participating Affiliates (Effective January 1, 1991)  ended December 31, 1990
   **10.13       Panhandle Eastern Corporation Key Executive Retirement    10.12 to Form 10-K of PEC for year     1-8157
                 Benefit Equalization Plan (Adopted December 20, 1993;     ended December 31, 1993
                 effective January 1, 1994)
   **10.14       Panhandle Eastern Corporation Key Executive Deferred      10.13 to Form 10-K of PEC for year     1-8157
                 Compensation Plan (Adopted December 20, 1993; effective   ended December 31, 1993
                 January 1, 1994)
   **10.15       1990 Long Term Incentive Plan (Adopted November 29,       10.14 to Form 10-K of PEC for year     1-8157
                 1989)                                                     ended December 31, 1990
     10.16       Special Recognition Bonus Plan (Adopted November 29,      10.15 to Form 10-K of PEC for year     1-8157
                 1989)                                                     ended December 31, 1990
     10.17       Annual Cash Bonus Plan of Panhandle Eastern Corporation   19.3 to Form 10-Q of PEC for           1-8157
                 (Adopted October 25, 1989; effective January 1, 1990)     quarter ended September 30, 1989
     10.18       Texas Eastern Deferred Income Program; First Amendment,   10.9 to Form 10-K of TEC for years     1-7587
                 dated December 5, 1985; and Second Amendment, dated       ended December 31, 1984 and 1986; 8
                 August 15, 1988                                           to Schedule 14D-9 of TEC, dated
                                                                           January 30, 1989
   **10.19       Panhandle Eastern Corporation 1994 Long Term Incentive    10.18 to Form 10-K of PEC for year     1-8157
                 Plan                                                      ended December 31, 1993
   **10.20       Agreement, dated November 1, 1989, between G. L. Mazanec  10.27 to Form 10-K of PEC for year     1-8157
                 and Panhandle Eastern Corporation                         ended December 31, 1990
   **10.21       Amendment to Employment Agreement, effective November 1,  10.17 to Form 10-K of PEC for year     1-8157
                 1992, between G. L. Mazanec and Panhandle Eastern         ended December 31, 1992
                 Corporation
   **10.22       Agreement, dated November 12, 1990, between D. R.         10.28 to Form 10-K of PEC for year     1-8157
                 Hendrix and Panhandle Eastern Corporation                 ended December 31, 1990
   **10.23       Amendment, dated March 12, 1993 to be effective as of     10.19 to Form 10-K of PEC for year     1-8157
                 February 24, 1993, to Agreement dated November 12, 1990,  ended December 31, 1992 between D. R. Hendrix and Panhandle Eastern Corporation
   **10.24       Second Amendment, dated December 20, 1993, to Agreement   10.23 to Form 10-K of PEC for year     1-8157
                 dated November 12, 1990, between Dennis Hendrix and       ended December 31, 1993
                 Panhandle Eastern Corporation
   **10.25       Agreement, dated November 12, 1990, between P. J.         10.31 to Form 10-K of PEC for year     1-8157
                 Burguieres and Panhandle Eastern Corporation              ended December 31, 1990
   **10.26       Agreement, effective January 1, 1991, between P. J.       10.32 to Form 10-K of PEC for year     1-8157
                 Burguieres and Panhandle Eastern Corporation              ended December 31, 1990
   **10.27       Agreement, effective March 1, 1991, between Paul M.       10.24 to Form 10-K of PEC for year     1-8157
                 Anderson and Panhandle Eastern Corporation                ended December 31, 1991
     10.28       Settlement Agreement, dated July 21, 1986, among          19.4 to Form 10-Q of PEC for           1-8157
                 Sonatrach, Panhandle Eastern Corporation, Panhandle       quarter ended June 30, 1986
                 Eastern Pipe Line Company and Trunkline LNG Company

          10.29      Amendment, dated August 11, 1986, to Settlement           19.5 to Form 10-Q of PEC for         1-8157
                     Agreement, dated July 21, 1986, among Sonatrach,          quarter ended June 30, 1986
                     Panhandle Eastern Corporation, Panhandle Eastern Pipe
                     Line Company and Trunkline LNG Company
          10.30      Amendment No. 2, dated August 1, 1988, to Settlement      19(e) to Form 10-Q of PEC for        1-8157
                     Agreement, dated July 21, 1986, among Sonatrach,          quarter ended June 30, 1988
                     International Petroleum Investment Partnership,
                     Panhandle Eastern Corporation, Panhandle Eastern Pipe
                     Line Company and Trunkline LNG Company
          10.31      Purchase Agreement, dated April 26, 1987, between         19(a) to Form 10-Q of PEC for        1-8157
                     Sonatrading Amsterdam B.V. and Trunkline LNG Company      quarter ended March 31, 1987
          10.32      Mutual Assurances Agreement, dated April 26, 1987, among  19(b) to Form 10-Q of PEC for        1-8157
                     Sonatrach, Sonatrading Amsterdam B.V., Panhandle Eastern  quarter ended March 31, 1987
                     Corporation and Trunkline LNG Company
          10.33      Tanker Utilization Agreement, dated April 26, 1987,       19(c) to Form 10-Q of PEC for        1-8157
                     between Sonatrading Amsterdam B.V. and Trunkline LNG      quarter ended March 31, 1987
                     Company
          10.34      Transportation Agreement, dated April 26, 1987, between   19(d) to Form 10-Q of PEC for        1-8157
                     Sonatrach and Trunkline LNG Company                       quarter ended March 31, 1987
        **10.35      Letter Agreement constituting a Contract of Employment    10.35 to Form 10-K of PEC for        1-8157
                     between James T. Hackett and Panhandle Eastern            year ended December 31, 1995
                     Corporation, dated December 19, 1995
        **10.36      Retirement Income Plan of Panhandle Eastern Corporation   10.36 to Form 10-K of PEC for        1-8157
                     and Participating Affiliates, as amended and restated     year ended December 31, 1995
                     effective January 1, 1995
        **10.37      Amendment No. 1 to the Retirement Income Plan of          10.37 to Form 10-K of PEC for        1-8157
                     Panhandle Eastern Corporation and Participating           year ended December 31, 1995
                     Affiliates, effective January 1, 1996
        **10.38      Amendment No. 2 to the Retirement Income Plan of          10.38 to Form 10-K of PEC for        1-8157
                     Panhandle Eastern Corporation and Participating           year ended December 31, 1995
                     Affiliates, effective January 1, 1996
          10.39      Agreement between PanEnergy Corp and Verner, Liipfert,    10.1 to Form 10-Q of PEC for         1-8157
                     Bernhard, McPherson and Hand, Chartered, dated April 2,   quarter ended June 30, 1996
                     1996
        **10.40      Amendment to the 1994 Long Term Incentive Plan            10.2 to Form 10-Q of PEC for         1-8157
                                                                               quarter ended June 30, 1996
        **10.41      Agreement between George L. Mazanec and PanEnergy Corp,   10 to Form 10-Q of PEC for           1-8157
                     dated July 19, 1996                                       quarter ended September 30, 1996
        **10.42      Employment Agreement for Paul M. Anderson                 2(a) to Form 8-K of PEC dated        1-8157
                                                                               March 20, 1997
        **10.43      Employment Agreement for James T. Hackett                 2(a) to Form 8-K of PEC dated        1-8157
                                                                               March 20, 1997
        **10.44      Employment Agreement for Fred J. Fowler                   2(a) to Form 8-K of PEC dated        1-8157
                                                                               March 20, 1997
        **10.45      Employment Agreement for L.B. Gatewood                    2(a) to Form 8-K of PEC dated        1-8157
                                                                               March 20, 1997
        **10.46      Employment Agreement for Jim W. Mogg                      2(a) to Form 8-K of PEC dated        1-8157
                                                                               March 20, 1997
        **10.47      Employment Agreement for Bruce Williamson                 2(a) to Form 8-K of PEC dated        1-8157
                                                                               March 20, 1997
         *13         PanEnergy Corp 1996 Annual Report to Stockholders

    EXHIBIT                                                                                                       FILE
     NUMBER                            DESCRIPTION                             ORIGINALLY FILED AS EXHIBIT       NUMBER
    -------                            -----------                             ---------------------------      --------
     21          List of Certain Subsidiaries of the Registrant and state
                 of incorporation (100% owned except as indicated):
                 (a)   Algonquin Energy, Inc. (Delaware)
                 (b)   Algonquin Gas Transmission Company (Delaware)
                 (c)   National Helium Corporation (Delaware)
                 (d)   PanEnergy Field Services, Inc. (Colorado)
                 (e)   PanEnergy Natural Gas Corporation (Delaware)
                 (f)   PanEnergy Services, Inc. (Delaware)
                 (g)   PanEnergy Trading and Market Services, L.L.C.
                       (Delaware) -- 60% owned
                 (h)   PanEnergy Transport and Trading Company (Colorado)
                 (i)   Panhandle Eastern Pipe Line Company (Delaware)
                 (j)   PTMSI Management, Inc. (Colorado)
                 (k)   Texas Eastern Arabian, Ltd. (Bermuda)
                 (l)   Texas Eastern (Bermuda), Ltd. (Bermuda)
                 (m)  Texas Eastern Transmission Corporation (Delaware)
                 (n)   Trunkline Gas Company (Delaware)
    *23          Consent of KPMG Peat Marwick LLP
    *24          Powers of Attorney
    *27          Financial Data Schedule for December 31, 1996
    *99          Pages 106-123 of the Definitive Joint Proxy Statement/
                 Prospectus, dated March 13, 1997 of Duke Power Company
                 and PanEnergy Corp

     The total amount of securities of the Registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an Exhibit does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments.

     (b) Reports on Form 8-K. A Current Report on Form 8-K dated October 10, 1996, was filed to report a public offering of 7% Notes Due 2006. A Current Report on Form 8-K dated December 10, 1996, was filed to report the Merger Agreement with Duke Power.

                        PANENERGY CORP AND SUBSIDIARIES

                                     INDEX

                       FINANCIAL STATEMENTS AND SCHEDULES

                              FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Independent Auditors' Report................................     36*
Consolidated Statement of Income............................     37*
Consolidated Balance Sheet..................................  38-39*
Consolidated Statement of Common Stockholders' Equity.......     40*
Consolidated Statement of Cash Flows........................     41*
Notes to Consolidated Financial Statements..................  42-54*

---------------

* Refers to the pages in the PanEnergy Corp 1996 Annual Report to Stockholders, which are incorporated herein by reference.

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

                                            PANENERGY CORP

                                            By       /s/ ROBERT W. REED
                                             -----------------------------------
                                                 (Robert W. Reed, Secretary)

Date: March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1997.

                 NAME AND SIGNATURE                                                 TITLE
                 ------------------                                                 -----
(i) Principal executive officer:*

                /s/ PAUL M. ANDERSON                        President and Chief Executive Officer
-----------------------------------------------------
                 (Paul M. Anderson)

(ii) Principal financial officer:*

              /s/ PAUL F. FERGUSON, JR.                     Senior Vice President and Chief Financial Officer
-----------------------------------------------------
               (Paul F. Ferguson, Jr.)

(iii) Principal accounting officer:*

                 /s/ SANDRA P. MEYER                        Vice President, Treasurer and Controller
-----------------------------------------------------
                  (Sandra P. Meyer)

(iv) Directors:*

                  PAUL M. ANDERSON
                   MILTON CARROLL
                    ROBERT CIZIK
               CHARLES W. DUNCAN, JR.
                   HARRY E. EKBLOM
                  WILLIAM T. ESREY
                  ANN MAYNARD GRAY
                  DENNIS R. HENDRIX
                   HAROLD S. HOOK
                 LEO E. LINBECK, JR.
                  RALPH S. O'CONNER
                 MATTHEW R. SIMMONS

* Signed on behalf of each of these persons:

                By /s/ ROBERT W. REED
-----------------------------------------------------
         (Robert W. Reed, Attorney-in-Fact)

                                 EXHIBIT INDEX

     (a) The following documents are filed as a part of this report or incorporated herein by reference:

          (1) The Consolidated Financial Statements of PanEnergy Corp and Subsidiaries are listed on the Index, page 21.

          (2) Exhibits filed herewith are designated by an asterisk (*); all exhibits not so designated are incorporated herein by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

    EXHIBIT                                                                                                       FILE
     NUMBER                            DESCRIPTION                             ORIGINALLY FILED AS EXHIBIT       NUMBER
    -------                            -----------                             ---------------------------      --------
      2.01       Amended and Restated Agreement and Plan of Merger dated   2(a) to Form 8-K of PEC dated March    1-8157
                 March 10, 1997, among Duke Power Company, Duke            20, 1997
                 Transaction Corporation and PanEnergy Corp
      2.02       Formation Agreement between PanEnergy Trading and Market  2 to Form 10-Q of PEC for the          1-8157
                 Services, Inc. and Mobil Natural Gas Inc. dated May 29,   quarter ended June 30, 1996
                 1996
      3.01       Amended and Restated Certificate of Incorporation of      3.01 to Form 10-K of PEC for year      1-8157
                 Panhandle Eastern Corporation, including the Certificate  ended December 31, 1995 of Elimination of the Participating Stock of Panhandle
                 Eastern Corporation
      3.03       By-Laws of Panhandle Eastern Corporation, effective July  19(a) to Form 10-Q of PEC for          1-8157
                 8, 1986                                                   quarter ended September 30, 1986
      4.01       Indenture, dated as of November 1, 1994, between          4.03 to Form 10-K of PEC for year      1-8157
                 Panhandle Eastern Corporation and The First National      ended December 31, 1994
                 Bank of Boston, as Trustee
      4.02       Credit Agreement between Panhandle Eastern Corporation,   4.02 to Form 10-K of PEC for year      1-8157
                 d/b/a PanEnergy Corp, the financial institutions          ended December 31, 1995
                 identified therein, and Chemical Bank, as Administrative
                 Agent, dated as of January 31, 1996
     *4.03       First Amendment to the Credit Agreement, dated as of
                 September 18, 1996, between PanEnergy Corp and The Chase
                 Manhattan Bank
      4.04       Credit Agreement (Five Year Facility) between Panhandle   4.03 to Form 10-K of PEC for year      1-8157
                 Eastern Corporation, d/b/a PanEnergy Corp, the financial  ended December 31, 1995 institutions identified therein, and Chemical Bank, as
                 Administrative Agent, dated as of January 31, 1996
   **10.01       1977 Non-Qualified Stock Option Plan of Panhandle         10(f) to Form 10-K of PEC for year     1-8157
                 Eastern Corporation, as amended through December 3, 1986  ended December 31, 1986
                 (and related Agreement)
   **10.02       1982 Key Employee Stock Option Plan of Panhandle Eastern  10(g) to Form 10-K of PEC for year     1-8157
                 Corporation, as amended through December 3, 1986 (and     ended December 31, 1986
                 related Agreement)
   **10.03       Panhandle Eastern Corporation -- Nonemployee Directors    10(w) to Form 10-K of PEC for year     1-8157
                 Retirement Plan (As amended May 22, 1985)                 ended December 31, 1985
   **10.04       Deferred Compensation Plan for the Board of Directors of  10.04 to Form 10-K of PEC for year     1-8157
                 Panhandle Eastern Corporation (Adopted May 26, 1982; as   ended December 31, 1989
                 amended November 29, 1989)
   **10.05       Amendment to Deferred Compensation Plan for the Board of  10.05 to Form 10-K of PEC for year     1-8157
                 Directors of Panhandle Eastern Corporation dated January  ended December 31, 1994
                 25, 1995
   **10.06       Panhandle Eastern Corporation -- Executive Benefit        10.05 to Form 10-K of PEC for year     1-8157
                 Equalization Plan (As amended November 29, 1989;          ended December 31, 1989
                 effective January 1, 1990)
   **10.07       Panhandle Eastern Corporation Retirement Benefit          10.06 to Form 10-K of PEC for year     1-8157
                 Equalization Plan (Adopted December 20, 1993; effective   ended December 31, 1993
                 January 1, 1994; amends and restates Exhibit number
                 10.05)

    EXHIBIT                                                                                                       FILE
     NUMBER                            DESCRIPTION                             ORIGINALLY FILED AS EXHIBIT       NUMBER
    -------                            -----------                             ---------------------------      --------
   **10.08       Panhandle Eastern Corporation -- Executive Severance      19(a) to Form 10-Q of PEC for          1-8157
                 Agreement                                                 quarter ended September 30, 1988
     10.09       Change in Control Severance Pay Plan of Panhandle         19(c) to Form 10-Q of PEC for          1-8157
                 Eastern Corporation and Affiliates (Adopted July 8,       quarter ended September 30, 1986
                 1986)
   **10.10       1989 Nonemployee Directors Stock Option Plan (Adopted     28(a) to Form S-8 Registration       33-28912
                 February 1, 1989)                                         Statement of PEC
     10.11       Employees Savings Plan of Panhandle Eastern Corporation   10.12 to Form 10-K of PEC for year     1-8157
                 and Participating Affiliates (Effective January 1, 1991)  ended December 31, 1990
     10.12       Retirement Income Plan of Panhandle Eastern Corporation   10.13 to Form 10-K of PEC for year     1-8157
                 and Participating Affiliates (Effective January 1, 1991)  ended December 31, 1990
   **10.13       Panhandle Eastern Corporation Key Executive Retirement    10.12 to Form 10-K of PEC for year     1-8157
                 Benefit Equalization Plan (Adopted December 20, 1993;     ended December 31, 1993
                 effective January 1, 1994)
   **10.14       Panhandle Eastern Corporation Key Executive Deferred      10.13 to Form 10-K of PEC for year     1-8157
                 Compensation Plan (Adopted December 20, 1993; effective   ended December 31, 1993
                 January 1, 1994)
   **10.15       1990 Long Term Incentive Plan (Adopted November 29,       10.14 to Form 10-K of PEC for year     1-8157
                 1989)                                                     ended December 31, 1990
     10.16       Special Recognition Bonus Plan (Adopted November 29,      10.15 to Form 10-K of PEC for year     1-8157
                 1989)                                                     ended December 31, 1990
     10.17       Annual Cash Bonus Plan of Panhandle Eastern Corporation   19.3 to Form 10-Q of PEC for           1-8157
                 (Adopted October 25, 1989; effective January 1, 1990)     quarter ended September 30, 1989
     10.18       Texas Eastern Deferred Income Program; First Amendment,   10.9 to Form 10-K of TEC for years     1-7587
                 dated December 5, 1985; and Second Amendment, dated       ended December 31, 1984 and 1986; 8
                 August 15, 1988                                           to Schedule 14D-9 of TEC, dated
                                                                           January 30, 1989
   **10.19       Panhandle Eastern Corporation 1994 Long Term Incentive    10.18 to Form 10-K of PEC for year     1-8157
                 Plan                                                      ended December 31, 1993
   **10.20       Agreement, dated November 1, 1989, between G. L. Mazanec  10.27 to Form 10-K of PEC for year     1-8157
                 and Panhandle Eastern Corporation                         ended December 31, 1990
   **10.21       Amendment to Employment Agreement, effective November 1,  10.17 to Form 10-K of PEC for year     1-8157
                 1992, between G. L. Mazanec and Panhandle Eastern         ended December 31, 1992
                 Corporation
   **10.22       Agreement, dated November 12, 1990, between D. R.         10.28 to Form 10-K of PEC for year     1-8157
                 Hendrix and Panhandle Eastern Corporation                 ended December 31, 1990
   **10.23       Amendment, dated March 12, 1993 to be effective as of     10.19 to Form 10-K of PEC for year     1-8157
                 February 24, 1993, to Agreement dated November 12, 1990,  ended December 31, 1992 between D. R. Hendrix and Panhandle Eastern Corporation
   **10.24       Second Amendment, dated December 20, 1993, to Agreement   10.23 to Form 10-K of PEC for year     1-8157
                 dated November 12, 1990, between Dennis Hendrix and       ended December 31, 1993
                 Panhandle Eastern Corporation
   **10.25       Agreement, dated November 12, 1990, between P. J.         10.31 to Form 10-K of PEC for year     1-8157
                 Burguieres and Panhandle Eastern Corporation              ended December 31, 1990
   **10.26       Agreement, effective January 1, 1991, between P. J.       10.32 to Form 10-K of PEC for year     1-8157
                 Burguieres and Panhandle Eastern Corporation              ended December 31, 1990
   **10.27       Agreement, effective March 1, 1991, between Paul M.       10.24 to Form 10-K of PEC for year     1-8157
                 Anderson and Panhandle Eastern Corporation                ended December 31, 1991
     10.28       Settlement Agreement, dated July 21, 1986, among          19.4 to Form 10-Q of PEC for           1-8157
                 Sonatrach, Panhandle Eastern Corporation, Panhandle       quarter ended June 30, 1986
                 Eastern Pipe Line Company and Trunkline LNG Company
     10.29       Amendment, dated August 11, 1986, to Settlement           19.5 to Form 10-Q of PEC for           1-8157
                 Agreement, dated July 21, 1986, among Sonatrach,          quarter ended June 30, 1986
                 Panhandle Eastern Corporation, Panhandle Eastern Pipe
                 Line Company and Trunkline LNG Company

          10.30      Amendment No. 2, dated August 1, 1988, to Settlement      19(e) to Form 10-Q of PEC for        1-8157
                     Agreement, dated July 21, 1986, among Sonatrach,          quarter ended June 30, 1988
                     International Petroleum Investment Partnership,
                     Panhandle Eastern Corporation, Panhandle Eastern Pipe
                     Line Company and Trunkline LNG Company
          10.31      Purchase Agreement, dated April 26, 1987, between         19(a) to Form 10-Q of PEC for        1-8157
                     Sonatrading Amsterdam B.V. and Trunkline LNG Company      quarter ended March 31, 1987
          10.32      Mutual Assurances Agreement, dated April 26, 1987, among  19(b) to Form 10-Q of PEC for        1-8157
                     Sonatrach, Sonatrading Amsterdam B.V., Panhandle Eastern  quarter ended March 31, 1987
                     Corporation and Trunkline LNG Company
          10.33      Tanker Utilization Agreement, dated April 26, 1987,       19(c) to Form 10-Q of PEC for        1-8157
                     between Sonatrading Amsterdam B.V. and Trunkline LNG      quarter ended March 31, 1987
                     Company
          10.34      Transportation Agreement, dated April 26, 1987, between   19(d) to Form 10-Q of PEC for        1-8157
                     Sonatrach and Trunkline LNG Company                       quarter ended March 31, 1987
        **10.35      Letter Agreement constituting a Contract of Employment    10.35 to Form 10-K of PEC for        1-8157
                     between James T. Hackett and Panhandle Eastern            year ended December 31, 1995
                     Corporation, dated December 19, 1995
        **10.36      Retirement Income Plan of Panhandle Eastern Corporation   10.36 to Form 10-K of PEC for        1-8157
                     and Participating Affiliates, as amended and restated     year ended December 31, 1995
                     effective January 1, 1995
        **10.37      Amendment No. 1 to the Retirement Income Plan of          10.37 to Form 10-K of PEC for        1-8157
                     Panhandle Eastern Corporation and Participating           year ended December 31, 1995
                     Affiliates, effective January 1, 1996
        **10.38      Amendment No. 2 to the Retirement Income Plan of          10.38 to Form 10-K of PEC for        1-8157
                     Panhandle Eastern Corporation and Participating           year ended December 31, 1995
                     Affiliates, effective January 1, 1996
          10.39      Agreement between PanEnergy Corp and Verner, Liipfert,    10.1 to Form 10-Q of PEC for         1-8157
                     Bernhard, McPherson and Hand, Chartered, dated April 2,   quarter ended June 30, 1996
                     1996
        **10.40      Amendment to the 1994 Long Term Incentive Plan            10.2 to Form 10-Q of PEC for         1-8157
                                                                               quarter ended June 30, 1996
        **10.41      Agreement between George L. Mazanec and PanEnergy Corp,   10 to Form 10-Q of PEC for           1-8157
                     dated July 19, 1996                                       quarter ended September 30, 1996
        **10.42      Employment Agreement for Paul M. Anderson                 2(a) to Form 8-K of PEC dated        1-8157
                                                                               March 20, 1997
        **10.43      Employment Agreement for James T. Hackett                 2(a) to Form 8-K of PEC dated        1-8157
                                                                               March 20, 1997
        **10.44      Employment Agreement for Fred J. Fowler                   2(a) to Form 8-K of PEC dated        1-8157
                                                                               March 20, 1997
        **10.45      Employment Agreement for L.B. Gatewood                    2(a) to Form 8-K of PEC dated        1-8157
                                                                               March 20, 1997
        **10.46      Employment Agreement for Jim W. Mogg                      2(a) to Form 8-K of PEC dated        1-8157
                                                                               March 20, 1997
        **10.47      Employment Agreement for Bruce Williamson                 2(a) to Form 8-K of PEC dated        1-8157
                                                                               March 20, 1997
         *13         PanEnergy Corp 1996 Annual Report to Stockholders

          21         List of Certain Subsidiaries of the Registrant and state
                     of incorporation (100% owned except as indicated):
                     (a)   Algonquin Energy, Inc. (Delaware)
                     (b)   Algonquin Gas Transmission Company (Delaware)
                     (c)   National Helium Corporation (Delaware)
                     (d)   PanEnergy Field Services, Inc. (Colorado)
                     (e)   PanEnergy Natural Gas Corporation (Delaware)
                     (f)   PanEnergy Services, Inc. (Delaware)
                     (g)   PanEnergy Trading and Market Services, L.L.C.
                     (Delaware) -- 60% owned
                     (h)   PanEnergy Transport and Trading Company (Colorado)
                     (i)   Panhandle Eastern Pipe Line Company (Delaware)
                     (j)   PTMSI Management, Inc. (Colorado)
                     (k)   Texas Eastern Arabian, Ltd. (Bermuda)
                     (l)   Texas Eastern (Bermuda), Ltd. (Bermuda)
                     (m)  Texas Eastern Transmission Corporation (Delaware)
                     (n)   Trunkline Gas Company (Delaware)
         *23         Consent of KPMG Peat Marwick LLP
         *24         Powers of Attorney
         *27         Financial Data Schedule for December 31, 1996
         *99         Pages 106-123 of the Definitive Joint Proxy
                     Statement/Prospectus, dated March 13, 1997 of Duke Power
                     Company and PanEnergy Corp