Form 10-Q
period 1997-03-31
PANENERGY CORP
filed 1997-05-14
CIK 351696

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

                 For the Quarter Ended March 31, 1997
                        Commission File No. 1-8157

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

                           Yes:  X      No:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Class                    Outstanding at April 30, 1997
      --------------------------         -----------------------------
      Common Stock, $1 par value                   151,527,819


===========================================================================

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements - Unaudited
                     PanEnergy Corp and Subsidiaries
                       CONSOLIDATED STATEMENT OF INCOME

                                                        Three Months Ended
                                                        March 31
                                                        ------------------
Millions, except per share amounts                       1997      1996
----------------------------------                     --------  --------
Operating Revenues
 Sales of natural gas, petroleum products and power    $2,209.8  $1,271.2
   Transportation and storage of natural gas              410.0     400.9
 Other                                            23.2     19.8
                                                       --------  --------
   Total (Note 3)                              2,643.0  1,691.9
                                                       --------  --------
Costs and Expenses
 Natural gas, petroleum products and power purchased    2,051.3   1,156.6
 Operating and maintenance                       159.7    152.6
 General and administrative                       54.6     74.8
 Depreciation and amortization                    78.2     72.1
 Miscellaneous taxes                              29.7     22.6
                                                       --------  --------
   Total                                       2,373.5  1,478.7
                                                       --------  --------
Operating Income                                 269.5    213.2
                                                       --------  --------
Other Income and Deductions
 Equity in earnings of unconsolidated affiliates            9.5       5.1
 Other income, net of deductions                   5.0      3.7
                                                       --------  --------
   Total                                          14.5      8.8
                                                       --------  --------
Earnings Before Interest and Tax                 284.0    222.0
Interest Expense                                  50.5     58.3
                                                       --------  --------
Earnings Before Minority Interest and Income Tax          233.5     163.7
Minority Interest                                 10.5      -
Income Tax                                        86.7     61.9
                                                       --------  --------
NET INCOME                                             $  136.3  $  101.8
                                                       ========  ========
Average Common Shares Outstanding                151.3    150.5
                                                       ========  ========
Earnings per Common Share                              $   0.90  $   0.68
                                                       ========  ========
Dividends per Common Share                             $   0.24  $  0.225
                                                       ========  ========

         See accompanying notes to consolidated financial statements

                     PanEnergy Corp and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                                 ASSETS

                                              March 31,            December 31,
Millions                                    1997                       1996
--------                                   ---------            ------------
Current Assets
 Cash and cash equivalents             $    25.8     $    57.2
 Accounts and notes receivable, net        928.4       1,178.0
 Inventory and supplies                    103.3         132.1
 Current deferred income tax                61.6          50.4
 Other (Notes 3, 5 and 7)                  382.5         217.8
                                       ---------     ---------
   Total                                 1,501.6       1,635.5
                                       ---------     ---------

Investments
 Affiliates                                340.7         313.9
 Other                                      56.9          58.4
                                       ---------     ---------
   Total                                   397.6         372.3
                                       ---------     ---------

Plant, Property and Equipment
 Original cost                           8,867.7       8,822.5
 Accumulated depreciation and amortization            (3,436.3) (3,365.8)
                                       ---------     ---------
   Net plant, property and equipment     5,431.4       5,456.7
                                       ---------     ---------

Deferred Charges
 Prepaid pension                           286.4         280.6
 Goodwill, net                             189.1         191.4
 Other (Notes 3 and 5)                     557.1         631.3
                                       ---------     ---------
   Total                                 1,032.6       1,103.3
                                       ---------     ---------

TOTAL ASSETS                           $ 8,363.2     $ 8,567.8
                                       =========     =========

         See accompanying notes to consolidated financial statements

                     PanEnergy Corp and Subsidiaries
                       CONSOLIDATED BALANCE SHEET
                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31,           December 31,
Millions                                    1997                       1996
--------                                   ---------               ------------
Current Liabilities
 Long-term debt due within one year    $   23.8       $  138.3
 Notes payable and commercial paper       275.3          354.1
 Accounts payable                         700.1          959.2
 Rate refund provisions (Note 3)           37.8           37.0
 Accrued interest                          52.4           59.7
 Taxes payable                            114.6           73.8
 Other (Notes 3, 5 and 7)                 667.4          435.9
                                       --------       --------
   Total                                1,871.4        2,058.0
                                       --------       --------
Deferred Liabilities and Credits
 Deferred income tax                    1,296.7        1,242.9
 Other (Notes 3 and 5)                    633.4          785.1
                                       --------       --------
   Total                                1,930.1        2,028.0
                                       --------       --------

Long-term Debt                          1,947.4        1,947.0
                                       --------       --------
Commitments and Contingent Liabilities
 (Notes 3, 5, 6 and 7)

Minority Interest                          57.4           82.3
                                       --------       --------
Common Stockholders' Equity
 Common stock, 151.5 million (1997) and
   151.1 million (1996) shares issued and
   outstanding, $1 par value per share    151.5          151.1
 Paid-in capital                        2,246.4        2,242.1
 Retained earnings                        159.0           59.3
                                       --------       --------
   Total (Note 4)                       2,556.9        2,452.5
                                       --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $8,363.2  $8,567.8
                                       ========       ========

         See accompanying notes to consolidated financial statements

                     PanEnergy Corp and Subsidiaries
                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Three Months Ended
                                                       March 31
                                                       --------------------
Millions                                       1997      1996
--------                                     -------   -------
Operating Activities
 Net income                                  $ 136.3   $ 101.8
 Adjustments to reconcile net income to operating
   cash flows
      Depreciation and amortization             78.2      72.1
      Deferred income tax expense               39.4      21.4
      Minority interest in earnings             10.5       -
      Earnings of unconsolidated affiliates,
        net of distributions                    (1.9)     (2.3)
      Net pension benefit                       (5.8)     (5.0)
      Other non-cash items in net income       (20.2)      5.5
      Net change in operating assets
        and liabilities                        100.6     (42.9)
                                             -------   -------
 Net Cash Flows Provided by Operating Activities         337.1     150.6
                                             -------   -------
Investing Activities
 Capital expenditures                          (50.2)    (41.8)
 Investment expenditures                       (26.3)     (3.0)
 Net investment decreases (increases)            1.7      (1.1)
 Property retirements and other                  1.8      24.4
                                             -------   -------
 Net Cash Flows Used in Investing Activities   (73.0)    (21.5)
                                             -------   -------
Financing Activities
 Retirement of debt                           (114.5)    (40.1)
 Net decrease in notes payable and commercial paper      (78.8)   (101.1)
 Net increase (decrease) in accounts payable - banks     (32.3)     30.2
 Dividends paid                                (36.3)    (33.8)
 Minority interest distributions, net          (35.5)      -
 Other                                           1.9       4.4
                                             -------   -------
 Net Cash Flows Used in Financing Activities  (295.5)   (140.4)
                                             -------   -------
Net Change in Cash
 Decrease in cash and cash equivalents         (31.4)    (11.3)
 Cash and cash equivalents, beginning of period 57.2      50.8
                                             -------   -------
 Cash and Cash Equivalents, End of Period    $  25.8   $  39.5
                                             =======   =======
Supplemental Disclosures
 Cash paid for interest (net of amount capitalized)    $  38.9   $  54.0
 Cash paid (received) for income tax            (0.5)      1.3

       See accompanying notes to consolidated financial statements

                    PanEnergy Corp and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General

    PanEnergy Corp (PanEnergy) and its subsidiaries (the Company) are involved in the transportation, storage, gathering and processing of natural gas and the production of natural gas liquids (NGLs). The Company is also a leading marketer of natural gas, electricity, liquefied petroleum gases and related energy services.

    The interstate natural gas transmission and storage operations of Texas Eastern Transmission Corporation (TETCO), Algonquin Gas Transmission Company (Algonquin), Panhandle Eastern Pipe Line Company (PEPL) and Trunkline Gas Company (Trunkline), and the liquefied natural gas (LNG) operations of Trunkline LNG Company and Algonquin LNG, Inc. (Algonquin
    LNG), are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). TETCO, Algonquin, PEPL, Trunkline and Algonquin LNG meet the criteria and, accordingly, follow the reporting and accounting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain net costs totaling $438.8 million at December 31, 1996 have been deferred as regulatory assets for amounts recoverable from customers, including costs related to environmental matters, FERC Order 636 transition, certain employee benefits and the early retirement of debt.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts in the financial statements. Actual results could differ from those estimates. The consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation. Certain amounts for the prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.

2.  Pending Duke Power Company Merger

    On November 25, 1996, PanEnergy and Duke Power Company (Duke Power) announced a definitive merger agreement for a tax-free, stock-for-stock transaction. The merger is conditioned upon, among other things, the approval of PanEnergy and Duke Power shareholders, and approvals of appropriate state and federal regulatory agencies. The proposed merger has already received PanEnergy and Duke Power shareholders' approvals and regulatory approval from the utilities commissions of North Carolina and South Carolina. Additionally, the Federal Trade Commission granted early termination of the waiting period prescribed under the Hart-Scott-Rodino Antitrust Improvements Act. As of the date of this report, the merger is awaiting regulatory approval from FERC. The Company anticipates that FERC approval will be granted by the originally targeted timeframe of November 1997. At closing, Duke Power will change its name to Duke Energy Corporation (Duke Energy) and PanEnergy will become a wholly-owned subsidiary of Duke Energy.

3.  Natural Gas Revenues and Regulatory Matters

    When rate cases are pending final FERC approval, a portion of the revenues collected by interstate natural gas pipelines is subject to possible refund. The Company has established adequate reserves where required for such cases. The following is a summary of significant pending rate cases before FERC and related regulatory matters.

    FERC Order 636 and Transition Costs

    The Company's interstate natural gas pipelines primarily provide transportation and storage services pursuant to FERC Order 636. This order allows pipelines to recover eligible costs resulting from implementation of the order (transition costs). On July 16, 1996, the U.S. Court of Appeals for the District of Columbia upheld, in general, all aspects of Order 636 and remanded certain issues, including recovery of gas supply realignment (GSR) costs, for further explanation. This decision is on appeal to the U.S. Supreme Court. On February 27, 1997, FERC issued an order reaffirming the right of interstate pipelines to recover 100% of GSR costs.

    TETCO's final and nonappealable Order 636 settlement, implemented in 1994, provides for the recovery of a significant portion of transition costs through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which continues to be subject to change dependent upon natural gas prices and contract reserve levels.

    At March 31, 1997 and December 31, 1996, the Company's interstate pipelines had recorded $67 million and $235.2 million (1997), and $67.9 million and $250 million (1996), of current and long-term regulatory assets, respectively, representing transition costs incurred or estimated to be incurred that will be recovered. At March 31, 1997 and December 31, 1996, the Company had recorded estimated current and long-term liabilities related to Order 636 transition costs of $115.4 million and $66.6 million (1997), and $84.4 million and $121.9 million (1996), respectively.

    The Company believes the exposure associated with gas purchase contract commitments is substantially mitigated by transition cost recoveries pursuant to customer settlements, Order 636 and other mechanisms, and that this issue will not have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

    In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. The Company's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve.
    If required to reimburse or indemnify the producers, the Company's pipelines will file with FERC to recover a portion of these costs from pipeline customers. The Company believes the resolution of this matter will not have a material adverse effect on the Company's consolidated financial position or liquidity.

    Jurisdictional Transportation and Sales Rates

    PEPL - On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases. On February 26, 1997, FERC approved PEPL's settlement agreement which provides final resolution of refund matters and establishes prospective rates. The agreement terminates other actions relating to these proceedings as well as PEPL's restructuring of rates and transition cost recoveries related to Order 636. As a result of the resolution of this matter, PEPL recorded pre-tax earnings of $27.7 million in the first quarter of 1997 and in April 1997 refunded $37.8 million to customers. The settlement will not have a material impact on future operating revenues.

    Trunkline - Effective August 1, 1996, Trunkline placed into effect a general rate increase, subject to refund, reflecting an annual cost of service increase of $5 million. The rate proceeding is in the discovery phase, with hearings scheduled to commence in the third quarter of 1997.

4.  Common Stockholders' Equity

    Under the most restrictive covenants contained in the Company's debt agreements, $1.3 billion of PanEnergy's consolidated common stock-holders' equity was available for the payment of dividends at March 31, 1997.

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

    The Company has also identified environmental contamination at certain sites on the PEPL and Trunkline systems and is undertaking cleanup programs at these sites. The contamination resulted from the past use of lubricants containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the Environmental Protection Agency and appropriate state regulatory agencies on these matters. Environmental cleanup programs are expected to continue until 2002.

    PEPL is also in discussions with environmental regulatory agencies in the states of Missouri and Illinois, and Trunkline is in similar discussions with the state of Louisiana, regarding potential monetary sanctions for alleged air compliance violations by facilities in those states.

    At March 31, 1997 and December 31, 1996, the Company had total current and long-term liabilities recorded of $27.8 million and $185.6 million
    (1997), and $32.4 million and $188.9 million (1996), respectively, for remaining estimated cleanup costs on the TETCO, PEPL and Trunkline systems. These estimates represent probable gross cleanup costs expected to be incurred, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims.
    At March 31, 1997 and December 31, 1996, the Company had total current and long-term regulatory assets recorded of $17 million and $98.2 million (1997), and $16.7 million and $136.5 million (1996), respectively, representing estimated costs to be recovered from customers.

    The federal and state cleanup programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. The Company believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity based upon customer settlements and past experience with environmental cleanup costs.

6.  Litigation

    In connection with a rupture and fire that occurred on TETCO's 36-inch natural gas pipeline on March 23, 1994 in Edison, New Jersey, claims have been made and numerous lawsuits have been filed in the Superior Court of New Jersey, Middlesex County against TETCO and other private and governmental entities by or on behalf of hundreds of individuals and businesses. These claimants seek compensatory damages for personal injuries, property losses and/or lost business income, as well as punitive damages. The property insurers of an apartment complex adjacent to the asphalt plant where the rupture occurred also filed suits against TETCO and other defendants in Superior Court seeking to recover amounts paid under pertinent policies of insurance. Quality Materials, Inc. (Quality), the owner of the asphalt plant, has filed a claim against TETCO seeking to recover unspecified property damages, lost income and punitive damages. TETCO filed a counterclaim against Quality and has settled the claims of the property insurers and some individuals and businesses, while retaining the right to seek recovery of those settlement amounts from other defendants.

    The findings of an investigation of the incident by the National Transportation Safety Board indicate third-party damage to be the cause of the rupture. The Company recorded a provision in 1994 for costs related to this incident that are not recoverable under the Company's insurance policies.

    On August 30, 1995, two plaintiffs filed a lawsuit with class action allegations in Jefferson County, Texas, against PanEnergy, Texas Eastern Corporation (TEC) and TETCO, among others. While that suit ultimately was dismissed, one of the two original plaintiffs refiled the suit on June 3, 1996 in the Circuit Court of the City of St. Louis, Missouri. The defendants removed the suit to the U.S. District Court for the Eastern District of Missouri, Eastern Division in July 1996. In March 1997, the case was remanded to the same state court in St. Louis. The plaintiff seeks, in addition to class certification, recovery of compensatory and punitive damages, in unspecified amounts, for personal injuries and property damage resulting from alleged exposure to PCBs.

    On August 31, 1995, Midwest Gas Storage, Inc. (Midwest) filed suit against PanEnergy and PEPL in the 58th Judicial District Court, Jefferson County, Texas, alleging that PEPL breached an interconnection agreement with Midwest and used its superior bargaining position to force Midwest to accept terms and conditions which were not in the original agreement. Amended petitions filed in 1996 further allege that PanEnergy and PEPL, through economic coercion, have attempted to drive Midwest out of business. Asserting fraud and violations of Texas anti-trust laws, among other counts, Midwest seeks compensatory and punitive damages in unspecified amounts.

    A lawsuit filed in the United States District Court for the District of Columbia by a natural gas producer was served in July 1996 naming TETCO, PEPL, Trunkline and PanEnergy Services, Inc. (a subsidiary) as defendants, among others. The action was brought under the federal False Claims Act against 70 defendants, including every major pipeline, asserting that the defendants intentionally underreported volumes and heating content of gas purchased from producers on federal and Indian lands, with the result that the United States was underpaid royalties. The plaintiff seeks recovery of the royalty amounts due the United States, treble damages and civil penalties. The Company's named affiliates and many of the other defendants were dismissed from the lawsuit on March 27, 1997. The plaintiff retains the right to refile the claims against the various defendants under certain conditions.

    The Company believes the resolution of the legal matters discussed above will not have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

    On December 16, 1996, TETCO received notification that Marathon Oil Company (Marathon) intended to commence substitution of other gas reserves, deliverability and leases for those dedicated to a certain natural gas purchase contract (the Marathon Contract) with TETCO. In TETCO's view, the tendered substitute gas reserves, deliverability and leases are not subject to the Marathon Contract and TETCO filed a declaratory judgment action on December 17, 1996 in the U.S. District Court for the Eastern District of Louisiana seeking a ruling that Marathon's interpretation of the Marathon Contract is incorrect. On January 7, 1997, Marathon filed an answer and a counterclaim to TETCO's complaint seeking a declaratory judgment enforcing its interpretation of the Marathon Contract.

    On February 18, 1997, Amerada Hess Corporation (Amerada Hess) notified TETCO that it intended to commence substitution of other gas reserves, deliverability, and leases for those dedicated to its natural gas purchase contract (the Amerada Hess Contract) with TETCO. On the same date, Amerada Hess also filed a petition in the District Court of Harris County, Texas, 157th Judicial District, seeking a declaratory judgment that its interpretation of the Amerada Hess Contract, which covers the same leases and reserves as the Marathon Contract, is correct. TETCO removed that suit to the U.S. District Court for the Southern District of Texas, Houston Division. TETCO also filed a declaratory judgment action with respect to Amerada Hess contentions in the U.S. District Court for the Eastern District of Louisiana on February 21, 1997. The Texas action has been transferred to the Eastern District of Louisiana. That suit and the Louisiana action filed by TETCO have been transferred to the judge presiding over the Marathon Contract matter.

    The potential liability of the Company should TETCO be contractually obligated to purchase natural gas based upon the substitute gas reserves, deliverability and leases, and the effect of transition cost recoveries pursuant to TETCO's Order 636 settlement involve numerous complex legal and factual matters which will take a substantial period of time to resolve. Because these matters are in the early stages of litigation, the Company cannot estimate the effects of this issue, based on information currently available.

    On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing partnerships in Kansas and Missouri filed suit against PEPL in the United States District Court for the Western District of Missouri. The plaintiffs allege that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with plaintiffs' contracts with third parties, plaintiffs seek compensatory and punitive damages in unspecified amounts. As of the date of this report, PEPL has not been served with the complaint. Accordingly, the Company cannot estimate the effects of this issue, based on information currently available.

    On May 1, 1997, Citrus Trading Corporation (Citrus) and Enron Capital and Trade Resources Corporation, as successor to Enron Gas Marketing Corporation, filed suit in the District Court of Harris County, Texas, against PanEnergy LNG Sales, Inc. (formerly Pan National Gas Sales, Inc.), a subsidiary of PanEnergy, alleging breach of a gas purchase contract (the Contract) for regasified LNG entered into between Citrus and Pan National Gas Sales, Inc. Plaintiffs allege that PanEnergy LNG Sales, Inc. failed to deliver LNG pursuant to the terms of the Contract. Plaintiffs seek compensatory damages in unspecified amounts for losses allegedly incurred as a result of the contract breach as well as a declaratory judgment that PanEnergy LNG Sales Inc.'s assertions of force majeure due to the interruption in the supply of LNG to PanEnergy LNG Sales, Inc. do not constitute force majeure under the Contract. Because this matter is in the early stages of litigation, the Company cannot estimate the effects of this issue, based on information currently available.

    The Company is also involved in various other legal actions and claims arising in the normal course of business. Based upon its current assessment of the facts and the law, management does not believe that the outcome of any such action or claim will have a material adverse effect upon the Company's consolidated results of operations, financial position or liquidity. However, these actions and claims in the aggregate seek substantial damages against the Company and are subject to the uncertainties inherent in any litigation. The Company is defending itself vigorously in all the above suits.

7.  Other Matters

    TEPPCO Partners, L.P. - The Company has a 10% ownership interest in TEPPCO Partners, L.P., a master limited partnership (MLP) that owns and operates a petroleum products pipeline. A subsidiary partnership of the MLP has $326.5 million in First Mortgage Notes outstanding at March 31, 1997 with recourse to the general partner, a subsidiary of PanEnergy. These notes have annual principal payments due through 2010. In the opinion of management, the probability that the PanEnergy subsidiary will be required to perform under this recourse provision is remote.

    Petrolane Incorporated (Petrolane) - In connection with the sale of Petrolane in 1989, TEC, a subsidiary of PanEnergy, agreed to indemnify Petrolane against certain obligations for guaranteed leases and environmental matters. Certain of the lease obligations relate to Petrolane's divestiture of supermarket operations prior to its acquisition by TEC and as of December 31, 1996 totaled approximately $62.2 million over the remaining terms of the leases, which expire in 2006. In the opinion of management, the probability that TEC will be required to perform under this indemnity provision is remote.

    Northern Border Pipeline Company (Northern Border) - PEPL owns an effective 6% ownership interest in Northern Border through an MLP. Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $94.4 million for 1997 through 2001. In the opinion of management, the probability that PEPL will be required to perform under this guarantee is remote.

    Commodity Risk Management - The Company holds and issues instruments that reduce the Company's exposure to market fluctuations in the price and transportation costs of natural gas, petroleum products and electric power. The Company uses futures, swaps and options to manage and hedge price and location risk related to market exposures. In addition to hedging activities, the Company also engages in the trading of such instruments, and therefore experiences net open positions in terms of price, volume and specified delivery point. At March 31, 1997, the Company had unrealized gains of $215 million and unrealized losses of $194.5 million recorded as other current assets and other current liabilities, respectively, related to derivatives utilized for trading purposes. The Company manages open positions with strict policies which limits its exposure to market risk and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate a daily earning at risk as well as a total value at risk measurement.

    ACCOUNTING STANDARDS

    The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," on a prospective basis effective January 1, 1997, with no significant impact on the Company's results of operations or financial position.

    PanEnergy will implement SFAS No. 128, "Earnings per Share," for year-end 1997 financial reporting. This standard requires presentation of both "basic" and, where capital structures are complex, "diluted" earnings per share disclosure in the statement of income. The Company expects that implementation of this standard will not have a material effect on earnings per share as currently calculated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided to facilitate increased understanding of the 1997 and 1996 interim consolidated financial statements and accompanying notes presented in Item 1. The discussion of the Company's "Operating Environment and Outlook" addresses key trends and future plans. Material period-to-period variances in the consolidated statement of income are discussed under "Results of Operations." The "Capital Resources, Liquidity and Financial Position" section analyzes cash flows and financial position. Throughout these discussions, management addresses items that are reasonably likely to materially affect future earnings or liquidity.

OPERATING ENVIRONMENT AND OUTLOOK

The restructuring of the natural gas industry under FERC Order 636 and the electric power industry under FERC Order 888 has created additional growth opportunities for the Company. Increasingly, companies in these industries are planning combinations to form full-service energy enterprises. On November 25, 1996, PanEnergy and Duke Power, one of the nation's largest and lowest-cost investor-owned electric utilities, announced a definitive merger agreement for a tax-free, stock-for-stock transaction. The pending merger will create an integrated energy and energy services provider, with the ability to offer physical delivery and management of both natural gas and electricity throughout the country.

The Company continues its growth strategy of expanding non-jurisdictional businesses, while also continuing to develop interstate gas pipeline market-expansion projects and new services for customers. In the Energy Services segment, the Company in the second half of 1996 formed the marketing company PanEnergy Trading and Market Services (PTMS), whose operations are expected to be combined with those of Duke/Louis Dreyfus upon completion of the merger with Duke Power. Also in 1996, the Company purchased various natural gas gathering, processing and related assets and gathering systems, and also purchased a general partnership interest in Dauphin Island Gathering Partners (Dauphin Island). In January 1997, Dauphin Island combined its offshore gathering system with Main Pass Gathering Company, in which the Company also has ownership interests, and subsequently filed to construct additional gathering facilities in the Gulf of Mexico. In the Natural Gas Transmission segment, the Company in March 1997 announced the Excelsior(sm) and Spectrum(sm) projects, with proposed in-service dates of the year 2000, that would increase delivery capability to New York and the East Coast, respectively, by approximately 500 billion British thermal units per day for each project.

The Company plans to continue to pursue strategic opportunities that emerge, in the U.S. and internationally, via joint ventures, expansion projects and acquisitions in both the Natural Gas Transmission and the Energy Services segments. These opportunities are expected to increase as the Company combines its natural gas expertise with the electric power capability of Duke Power.

RESULTS OF OPERATIONS

Consolidated net income for the three months ended March 31, 1997 was $136.3 million, or $0.90 per share on 151.3 million average common shares outstanding, compared with $101.8 million, or $0.68 per share on 150.5 million average common shares outstanding, for the same period in 1996.

Operating Income and Earnings Before Interest and Tax Analysis

Consolidated operating income increased to $269.5 million in the first three months of 1997 compared with $213.2 million for the same period in 1996, while consolidated earnings before interest and tax increased to $284 million in the first three months of 1997 as compared with $222 million in 1996. These increases reflect improvements in both the Natural Gas Transmission and Energy Services groups. Business expansions, increased margins and the impact of rate case resolutions contributed to these improvements. These increases are net of $8 million and $17 million of work-force reduction charges in 1997 and 1996, respectively.

     Operating Income and Earnings Before Interest and Tax (EBIT)
                           by Business Group
     ------------------------------------------------------------

                                                  Three Months Ended March 31
                                                  -----------------------------------
                                  Operating Income        EBIT
                                  ----------------        ----------------
    Millions                1997     1996    1997    1996
    --------               ------   ------  ------  ------
    Natural Gas Transmission
       TETCO               $ 89.8   $ 85.1  $ 92.2  $ 86.8
       Algonquin             16.0     17.9    16.2    18.1
       PEPL                  67.9     32.1    76.9    33.2
       Trunkline             20.6     20.6    20.5    20.2
                           ------   ------  ------  ------
       Total                194.3    155.7   205.8   158.3
                           ------   ------  ------  ------
    Energy Services
       Field Services        46.0     31.6    48.1    34.0
       Gas and Power Services         28.7    21.6    24.0      21.8
                           ------   ------  ------  ------
       Total                 74.7     53.2    72.1    55.8
                           ------   ------  ------  ------
    Other Operations          0.5      4.3     6.1     7.9
                           ------   ------  ------  ------
    Consolidated Total     $269.5   $213.2  $284.0  $222.0
                           ======   ======  ======  ======

       Equity in Earnings (Losses) of Unconsolidated Affiliates
            (included in Earnings Before Interest and Tax)
    --------------------------------------------------------

                                                  Three Months Ended
                                                  March 31
                                                  -------------------

    Millions                              1997       1996
    --------                             -----      -----
    Natural Gas Transmission
       Northern Border Partners, L.P.    $ 1.3      $ 1.1
                                         -----      -----
    Energy Services
       Various affiliates                  2.0        0.5
                                         -----      -----
    Other Operations
       National Methanol Company           1.8        2.7
       TEPPCO Partners, L.P.               2.9        2.7
       Midland Cogeneration Venture        1.0       (0.3)
       Other affiliates                    0.5       (1.6)
                                         -----      -----
       Total                               6.2        3.5
                                         -----      -----
    Total                                      Equity in Earnings  $ 9.5     $ 5.1
                                         =====      =====

                            Operating Data
                            --------------

                                                 Three Months Ended
                                                 March 31
                                                 ------------------
                                         1997        1996
                                         ----        ----
    Natural Gas Transmission Volumes,
      Trillion British Thermal Units

       Market Area
         TETCO                            350         401
         Algonquin                        109         105
         PEPL                             196         210
         Trunkline                        135         153
         Eliminations                     (20)        (12)
                                         ----        ----
            Total                         770         857
                                         ----        ----

       Supply Area
         TETCO                             31          32
         PEPL                               8           8
         Trunkline                         33          28
                                         ----        ----
            Total                          72          68
                                         ----        ----
       Total Volumes                      842         925
                                         ====        ====

    Energy Services Volumes

       Field Services
         Natural gas gathered/
           processed, TBtu/d(1)           3.4         2.5
         NGL production, MBbl/d(2)      101.6        58.2
         Crude oil pipeline volumes, MBbl/d         64.0  68.4
         NGL pipeline volumes, MBbl/d    18.3        20.2

       Gas and Power Services
         Natural gas marketed, TBtu/d     6.9         4.4
         Electricity marketed, GWh(3)   3,793         171

    ----------
    (1)  Trillion British thermal units per day.
    (2)  Thousand barrels per day.
    (3)  Gigawatt-hours.

Natural Gas Transmission

Operating income for Natural Gas Transmission increased to $194.3 million in the first three months of 1997 compared with $155.7 million for the same period in 1996, while earnings before interest and tax increased
$47.5 million, or 30%, to $205.8 million in the first three months of 1997.

TETCO - Higher operating income drove TETCO's $5.4 million increase in earnings before interest and tax, comparing the first three months of 1997 with the prior-year period. The operating income increase was attributable to higher revenues related to new pipeline expansion projects, partially offset by severance costs and lower volumes due to warmer weather.

Algonquin - Algonquin's earnings before interest and tax decreased
$1.9 million in the first three months of 1997 compared with the same period in 1996 as a result of decreased operating income resulting from severance expense of $3.8 million in the first quarter 1997 related to the previously announced office consolidation. Excluding this item, earnings before interest and tax increased $1.9 million primarily due to higher throughput to fuel electricity generation.

PEPL - PEPL's earnings before interest and tax increased $43.7 million to $76.9 million in the first quarter of 1997 compared with the prior-year period, primarily due to increased operating income. A $27.7 million provision reversal in 1997 related to the final settlement of three rate proceedings, $9.5 million of severance expense in 1996 and lower operating costs contributed to the increase in earnings before interest and tax.

Trunkline - Earnings before interest and tax for Trunkline increased
$0.3 million to $20.5 million in the first three months of 1997 as compared with the same period in 1996, while operating income of $20.6 million remained steady. Decreased expenses in 1997, including the impact of higher severance costs recorded in 1996, were offset by the effects of lower volumes due to warmer weather.

Energy Services

Earnings before interest and tax for Energy Services increased $16.3 million, or 29%, comparing the first three months of 1997 with the same period in 1996, primarily as a result of higher operating income driven by higher natural gas gathering and trading volumes as well as higher NGL volumes and prices.

Field Services - Field Services, which includes the Crude Oil group, increased earnings before interest and tax $14.1 million for the first three months of 1997 as compared with the prior-year period due to higher operating income. Net revenues increased $26.9 million, or 35%, resulting from higher NGL prices and increased gathering and processing volumes related to expansion projects and the 1996 Mobil assets acquisition. NGL production increased 75% to 101,600 million barrels per day, and gathering and processing volumes increased 36% to 3.4 TBtu/d.

Gas and Power Services - Operating income and earnings before interest and tax for Gas and Power Services increased $7.1 million and $2.2 million, respectively, for the first three months of 1997 compared with the same period in 1996. Significantly higher gas volumes more than offset lower margins and a one-time charge related to the disposition of the United Kingdom marketing operations. Total marketed gas volumes increased 57% to 6.9 TBtu/d and electricity marketed increased to 3,793 GWh, primarily as a result of the formation of PTMS in the third quarter 1996. Earnings for the first quarter of 1997 reflect a $10.5 million minority interest for Mobil's investment in PTMS.

Commodity Risk Management - See Note 7 of the Notes to Consolidated Financial Statements for information concerning commodity risk management.

Other Operations

A decrease in charter income from the liquefied natural gas project caused lower operating income when comparing the first three months of 1997 with the same period in 1996. In addition, lower equity earnings from National Methanol Company contributed to the $1.8 million decrease in earnings before interest and tax.

Accounting Standards

See Note 7 of the Notes to Consolidated Financial Statements for a discussion of standards adopted and to be adopted.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL POSITION

Operating Cash Flow

                                               Three Months Ended
                                               March 31
                                               --------------------
Millions                                                1997    1996
--------                                               ------  ------
Net Cash Flows Provided by Operating Activities        $337.1  $150.6
                                         ------      ------

Historical Analysis - Operating cash flows increased $186.5 million comparing the first three months in 1997 with the same period in 1996. This increase primarily reflects higher 1997 earnings. In addition, net decreases in accounts receivable partially offset by net decreases in accounts payable reflect the seasonal declines from high levels of winter period trading activity.

Order 636 Transition Costs - With implementation of FERC Order 636 and the unbundling of services, the Company's interstate natural gas pipelines are incurring certain costs related to the transition, primarily TETCO's gas purchase contract commitments. TETCO's gross commitments under gas purchase contracts that do not contain market-sensitive pricing provisions were approximately $120 million, $55 million, $50 million and $15 million for the years 1997 through 2000, respectively, with no significant amounts thereafter. These estimates reflect significant assumptions regarding natural gas contract reserves and prices.

As a result of the sale in 1996 of the right to collect certain Order 636 transition costs, above-market gas purchase contract payments by TETCO are expected to exceed transition cost collections from customers through 2000.

Environmental Matters - For information concerning cleanup programs and environmental litigation, see Notes 5 and 6 of the Notes to Consolidated Financial Statements.

Litigation - For information concerning other litigation matters, see Note 6 of the Notes to Consolidated Financial Statements.

Other - See Notes 3 and 7 of the Notes to Consolidated Financial Statements for a discussion of certain other regulatory proceedings and other contingencies.

The carrying value of LNG project assets is expected to be recovered through estimated future cash flows. Current estimates of future cash flows are based on significant business relationships and assumptions of future natural gas prices, supply availability and demand for LNG, which are subject to change. The Company has fully chartered its two LNG tankers for 22 years starting as early as 1999.

Investing Cash Flow

                                                       Three Months Ended
                                                        March 31
                                               -       -------------------
Millions                                           1997          1996
--------                                          -----         -----
Net Cash Flows Used in Investing Activities       $73.0         $21.5
                                           -----                -----

Capital and Investment Expenditures - Capital and investment expenditures totaled $76.5 million in the first three months of 1997, compared with $44.8 million for the same period in 1996. The Company currently expects to invest up to $600 million in 1997 capital and investment expenditures, with approximately 50% for Natural Gas Transmission and 40% for Energy Services, with the remainder budgeted for international and other development projects. The Company's 1997 expenditure plans include approximately $425 million for market-expansion projects.

Asset Sale - In connection with the pending merger with Duke Power, in April 1997, the Company signed a definitive agreement for the sale of its investment in Midland Cogeneration Venture Limited Partnership. The sale is pending regulatory approval.

Financing Cash Flow

                                                       Three Months Ended
                                                        March 31
                                               -       --------------------
Millions                                          1997          1996
--------                                        ------ ------
Net Cash Flows Used in Financing Activities      $295.5        $140.4
                                                 ------        ------

On April 1, 1997, PanEnergy called for redemption of its outstanding
$10 million, 9% convertible notes. The note holders subsequently exercised their right to convert the notes to PanEnergy common stock. The notes were converted and on May 13, 1997, 451,875 shares of PanEnergy common stock were issued. In connection with the note conversions, PanEnergy purchased 451,875 shares of its common stock on the open market during the period April 29, 1997 through May 7, 1997 for $20.6 million.

Debt and Credit Facilities - PanEnergy increased the size of its commercial paper program in the first quarter 1997 for amounts up to $800 million, supported by its two variable-rate bank credit agreements that permit PanEnergy to borrow up to $400 million under a five-year facility and $400 million under a 364-day facility. Amounts outstanding under the credit agreements and commercial paper program are limited to $800 million in aggregate. At March 31, 1997, there was $249.9 million of commercial paper outstanding and no amounts outstanding under the credit agreements.

Common Stockholders' Equity - At its April meeting, the board of directors declared a quarterly dividend on common stock of $0.24 per common share payable June 15, 1997, to shareholders of record on May 15, 1997.

Financing Requirements - Dividends and debt repayments for the next year, along with operating and investing requirements as previously discussed in the Operating and Investing Cash Flow sections, are expected to be funded by cash from operations, debt and commercial paper issuances and/or available credit facilities. As of the date of this report, PanEnergy, TETCO and PEPL have effective shelf registration statements with the Securities and Exchange Commission for the issuance of $50 million, $100 million and $100 million, respectively, of unsecured debt securities.

FORWARD-LOOKING INFORMATION

This report may contain certain forward-looking information regarding the Company, including projections, estimates, forecasts, plans, contingencies and objectives. Although management believes that all such statements are based upon reasonable assumptions, no assurance can be given that the actual results will not differ materially from those contained in such forward-looking statements.

Important factors that could cause actual results to differ include, but are not limited to, general economic conditions, natural gas and liquids prices, competition from other pipelines and alternative fuels, weather conditions, state and federal regulation, legal and regulatory proceedings, the development of new markets, services and products, and the condition of the capital markets utilized by the Company.

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes 3, 5 and 6 of the Notes to Consolidated Financial Statements in
Part I of this Report, which are incorporated herein by reference.  See also
Item 3 of PanEnergy's Annual Report on Form 10-K for the year ended
December 31, 1996.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   Exhibit Number       Description
        27        Financial Data Schedule

(b)  Reports on Form 8-K

   A Current Report dated February 10, 1997 was filed under Item 7, "Financial Statements and Exhibits", to provide certain financial data of PanEnergy and subsidiaries as of December 31, 1996 and 1995 and for each of the years in the three year period ended December 31, 1996.

   A Current Report dated March 10, 1997 was filed under Item 5, "Other Events", to disclose Duke Power Company receiving approval by the Public Service Commission of South Carolina for the pending merger with PanEnergy and to file the Agreement and Plan of Merger dated as of November 24, 1996, as amended and restated as of March 10, 1997.

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



Date:  May 14, 1997