Form 10-Q
period 1997-06-30
PANENERGY CORP
filed 1997-08-14
CIK 351696

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997                    Commission File Number 1-8157


                                 PANENERGY CORP
             (Exact name of Registrant as Specified in its Charter)

                   Delaware                                 74-2150460
(State or Other Jurisdiction of Incorporation) (IRS Employer Identification No.)

                              5400 Westheimer Court
                                  P.O. Box 1642
                             Houston, TX 77251-1642
                    (Address of Principal Executive Offices)
                                   (Zip code)


        Registrant's telephone number, including area code: 713-627-5400

                                    No Change
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

All of the Registrant's common shares are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Number of shares of Common Stock, no par value, outstanding at July 31, 1997: 1,000 shares

                                 PANENERGY CORP

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                                        Page
Consolidated Statements of Income for the Three Months Ended and Year To Date
June 30, 1997 and 1996                                                                     2
Consolidated Statements of Cash Flows for Year To Date June 30, 1997 and 1996              3
Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996                      4
Notes to Consolidated Financial Statements                                                 6
Management's Discussion and Analysis of Results of Operations and Financial Condition     11

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                               16
Item 6. Exhibits and Reports on Form 8-K                                                  16


SIGNATURES                                                                                17


PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 PANENERGY CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                               Three Months Ended                         Year To Date
                                                                     June 30                                 June 30
                                                        ------------------------------------    ------------------------------------
                                                              1997                1996                1997                1996
                                                        ----------------    ----------------    ----------------    ----------------
OPERATING REVENUES
      Natural gas and petroleum products
          Sales of natural gas and petroleum products            1,507.1             1,047.6             3,634.4             2,317.8
          Transportation and storage of natural gas                358.2               359.7               768.2               760.6
      Trading and marketing of electricity                         112.5                 7.8               195.0                 8.8
      Other                                                         40.2                24.4                72.9                49.3
                                                        ----------------    ----------------    ----------------    ----------------
          Total operating revenues                               2,018.0             1,439.5             4,670.5             3,136.5
                                                        ----------------    ----------------    ----------------    ----------------

OPERATING EXPENSES
      Natural gas and petroleum products purchased               1,416.6               976.9             3,385.5             2,132.6
      Net interchange and purchased power                          112.7                 8.0               195.1                 8.9
      Other operation and maintenance                              238.9               185.2               453.2               412.6
      Depreciation and amortization                                 78.2                72.1               156.4               144.2
      Property and other taxes                                      24.1                19.5                53.8                42.1

                                                        ----------------    ----------------    ----------------    ----------------
          Total operating expenses                               1,870.5             1,261.7             4,244.0             2,740.4
                                                        ----------------    ----------------    ----------------    ----------------

OPERATING INCOME                                                   147.5               177.8               426.5               396.1
                                                        ----------------    ----------------    ----------------    ----------------

OTHER INCOME AND EXPENSES
      Deferred returns and allowance for funds used
          during construction                                        0.7                 0.7                 1.0                 1.1
      Other, net                                                    18.3                 5.6                23.0                 8.9
                                                        ----------------    ----------------    ----------------    ----------------
          Total other income and expense                            19.0                 6.3                24.0                10.0
                                                        ----------------    ----------------    ----------------    ----------------

EARNINGS BEFORE INTEREST AND TAXES                                 166.5               184.1               450.5               406.1

INTEREST EXPENSE                                                    49.1                55.8                99.6               114.1

MINORITY INTEREST                                                    1.8                 -                  12.3                 -
                                                        ----------------    ----------------    ----------------    ----------------

EARNINGS BEFORE INCOME TAXES                                       115.6               128.3               338.6               292.0

INCOME TAXES                                                        52.0                48.5               138.7               110.4
                                                        ----------------    ----------------    ----------------    ----------------

NET INCOME                                                  $       63.6        $       79.8         $     199.9         $     181.6
                                                        ================    ================    ================    ================


                See Notes to Consolidated Financial Statements.

                                 PANENERGY CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                 Year To Date
                                                                                   June 30
                                                                      -----------------------------------
                                                                           1997                1996
                                                                      ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                            $199.9             $  181.6
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                          161.4               144.2
      Deferred income taxes                                                   36.5                32.9
      (Increase) Decrease in
          Receivables                                                        310.0              (104.3)
          Inventory                                                            9.2                 7.4
          Other Current Assets                                              (172.9)              (21.5)
      Increase (Decrease) in
          Accounts payable                                                  (257.0)               41.3
          Taxes accrued                                                       37.9                 8.4
          Interest accrued                                                    (9.0)                0.5
          Other current liabilities                                           76.9                (4.8)
      Other, net                                                             (84.5)              (32.8)

                                                                      ---------------     ---------------
          Net cash provided by operating activities                          308.4               252.9
                                                                      ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                  (142.4)             (107.4)
      Investment expenditures                                                (50.2)              (11.4)
      Retirements and other investing                                         54.2                18.2

                                                                      ---------------     ---------------
          Net cash used in investing activities                             (138.4)             (100.6)
                                                                      ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from the issuance of common stock                                -                  7.6
      Payments for the redemption of long-term debt                         (128.3)              (53.9)
      Net change in notes payable and commercial paper                        28.6               (60.4)
      Dividends paid                                                         (72.7)              (70.0)
      Other                                                                  (40.8)               (1.2)

                                                                      ---------------     ---------------
          Net cash used in financing activities                             (213.2)              (177.9)
                                                                      ---------------     ---------------

      Net increase (decrease) in cash and cash equivalents                   (43.2)               (25.6)

      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        57.2                 50.8
                                                                      ===============     ===============
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $14.0            $    25.2
                                                                      ===============     ===============




                 See Notes to Consolidated Financial Statements.

                                 PANENERGY CORP
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                             June 30,          December 31,
                                                               1997                1996
                                                         ----------------    ----------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                             $        14.0      $         57.2
      Receivables                                                   868.0             1,178.0
      Inventory                                                     122.9               132.1
      Current portion of natural gas transition costs                66.4                67.9
      Other                                                         306.1               133.2
                                                         ----------------    ----------------
          Total current assets                                    1,377.4             1,568.4
                                                         ----------------    ----------------

INVESTMENTS AND OTHER ASSETS
      Investments in affiliates                                     319.3               313.9
      Pre-funded pension costs                                      292.3               280.6
      Goodwill, net                                                 186.8               191.4
      Other                                                          72.0                58.4
                                                         ----------------    ----------------
          Total investments and other assets                        870.4               844.3
                                                         ----------------    ----------------

PROPERTY, PLANT AND EQUIPMENT
      Cost                                                        8,935.3             8,822.5
      Less accumulated depreciation and amortization              3,490.2             3,365.8
                                                         ----------------    ----------------
          Net property, plant and equipment                       5,445.1             5,456.7
                                                         ----------------    ----------------

REGULATORY ASSETS AND DEFERRED DEBITS
      Debt expense                                                   69.7                74.2
      Regulatory asset related to income taxes                       11.8                 4.5
      Natural gas transition costs                                  220.7               250.0
      Environmental clean-up costs                                  111.4               153.2
      Other                                                         110.6               133.9
                                                         ----------------    ----------------
          Total regulatory assets                                   524.2               615.8
                                                         ----------------    ----------------

      TOTAL ASSETS                                           $    8,217.1       $     8,485.2
                                                         ================    ================


                See Notes to Consolidated Financial Statements.

                                 PANENERGY CORP
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                   June 30,         December 31,
                                                                    1997                1996
                                                               ----------------    ----------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
      Accounts payable                                          $      702.2        $       959.2
      Notes payable and commercial paper                               382.7                354.1
      Taxes accrued                                                    111.7                 73.8
      Interest accrued                                                  50.7                 59.7
      Current portion of natural gas transition liabilities            102.1                 84.4
      Current portion of environmental clean-up liabilities             31.1                 32.4
      Current maturities of long-term debt                              13.8                138.3
      Other                                                            433.0                356.1
                                                               ----------------    ----------------
          Total current liabilities                                  1,827.3              2,058.0
                                                               ----------------    ----------------
LONG-TERM DEBT                                                       1,933.8              1,947.0
                                                               ----------------    ----------------
DEFERRED CREDITS AND OTHER LIABILITIES
      Deferred income taxes                                          1,227.3              1,192.5
      Natural gas transition liabilities                                52.2                121.9
      Environmental clean-up liabilities                               177.5                188.9
      Other                                                            355.4                442.1
                                                               ----------------    ----------------
          Total deferred credits and other liabilities               1,812.4              1,945.4
                                                               ----------------    ----------------
MINORITY INTEREST                                                       66.3                 82.3
                                                               ----------------    ----------------
COMMON STOCKHOLDER'S EQUITY
      Common stock                                                     151.5                151.1
      Paid-in-capital                                                2,252.6              2,242.1
      Retained earnings                                                173.2                 59.3
                                                               ----------------    ----------------
          Total common stockholder's equity                          2,577.3              2,452.5
                                                               ----------------    ----------------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                $    8,217.1       $      8,485.2
                                                               ================    ================



                See Notes to Consolidated Financial Statements.

                                 PANENERGY CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Operations and Business Combinations

PanEnergy Corp (PanEnergy) and its subsidiaries (the Company) are involved in the transportation, storage, gathering and processing of natural gas, the production of natural gas liquids (NGLs). Also, the Company is a marketer of natural gas, electricity, liquefied petroleum gases and related energy services.

The Company is a wholly owned subsidiary of Duke Energy Corporation (Duke Energy). On June 18, 1997, PanEnergy was merged with a wholly owned subsidiary of Duke Energy, with PanEnergy as the surviving corporation. Pursuant to the merger, each share of the Company's outstanding common stock was converted into the right to receive 1.0444 shares of Duke
Energy common stock. In addition, each option to purchase PanEnergy common stock became an option to purchase common stock of Duke Energy. The merger was accounted for as a pooling of interests.

The Company's natural gas transmission operations include interstate transportation and storage of natural gas to customers in the Mid-Atlantic, New England, Midwest and Gulf Coast states. The interstate natural gas transmission and storage operations of the Company's wholly owned subsidiaries Texas Eastern Transmission Corporation (TETCO), Algonquin Gas Transmission Company (Algonquin), Panhandle Eastern Pipe Line Company (PEPL), and Trunkline Gas Company (Trunkline), are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).


2.   Accounting Policies

General - The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. These quarterly financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective years due to the effects of seasonal temperature variations on energy consumption.

Derivative Instruments - The Company holds and issues instruments that reduce the Company's exposure to market fluctuations in the price and transportation costs of natural gas, petroleum products and electric power marketed. The Company uses futures, swaps and options to manage and hedge price and location risk related to market exposures. In order to qualify as a hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Gains and losses related to commodity derivatives which qualify as hedges of commodity commitments are recognized in income when the underlying hedged physical transaction closes (the deferral method) and are included in natural gas and petroleum products purchased or net interchange and purchased power in the Consolidated Statements of Income. Gains and losses related to such instruments, to the extent settled in cash, are reported as other current assets or liabilities, as appropriate, in the Consolidated Balance Sheets until recognized in income. If the derivative instrument is no longer sufficiently correlated to the underlying commodity, or if the derivative transaction closes earlier than anticipated, the deferred gains or losses are recognized in income. In addition to hedging activities, the Company also engages in the trading of such instruments, and therefore experiences net open positions in terms of price, volume and specified delivery point. Gains and losses on derivatives utilized for trading are recognized in income on a current basis (the mark to market method) and are also included in natural gas and petroleum products purchased or net interchange and purchased power. At June 30, 1997, the Company had unrealized gains of $219.2 million and unrealized losses of $201.6 million recorded as other current assets and other current liabilities, respectively, related to derivatives utilized for hedging and trading purposes.

Supplemental Cash Flow Information - Total income taxes paid for the year to date June 30, 1997 and 1996 were $61.9 million and $64.7 million, respectively. Interest paid, net of amounts capitalized, for the six months ended June 30, 1997 and 1996 was $111 million and $104.9 million, respectively.

Reclassification - Certain amounts for the prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.


3.   Rate Matters

On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases. On February 26, 1997, FERC approved PEPL's settlement agreement which provides final resolution of refund matters and establishes prospective rates. The agreement terminates other actions relating to these proceedings as well as PEPL's restructuring of rates and transition cost recoveries related to Order 636. As a result of the resolution of this and other matters, PEPL recorded pre-tax earnings of $32.7 million year to date June 30, 1997 and refunded $37.8 million to customers. The settlement will not have a material impact on future operating revenues.


4.  Commitments and Contingencies

Litigation

A lawsuit filed in the United States District Court for the District of Columbia by a natural gas producer was served in July 1996 naming TETCO, PEPL, Trunkline and PanEnergy Services, Inc. (a subsidiary of PanEnergy) as defendants, among others. The action was brought under the federal False Claims Act against 70 defendants, including every major natural gas pipeline, asserting that the defendants intentionally underreported volumes and heating content of gas purchased from producers on federal and Indian lands, with the result that the United States was underpaid royalties. The plaintiff seeks recovery of the royalty amounts due the United States, treble damages and civil penalties. The Company's named affiliates and many of the other defendants were dismissed from the lawsuit on March 27, 1997. The plaintiff retains the right to refile the claims against the various defendants under certain conditions. The Company believes the resolution of the this matter will not have a material adverse effect on the Company's results of operations or financial position.

On August 31, 1995, Midwest Gas Storage, Inc. (Midwest) filed suit against PEPL and PanEnergy in the 58th Judicial District Court, Jefferson County, Texas, alleging that PEPL breached an interconnection agreement with Midwest and used its superior bargaining position to force Midwest to accept terms and conditions which were not in the original agreement. Amended petitions filed in 1996 and 1997 further allege that PEPL and PanEnergy, through economic coercion, have attempted to drive Midwest out of business. This matter was disposed of by the parties in July 1997 and will not have a material adverse effect on the financial position of the Company.

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

On February 18, 1997, Amerada Hess Corporation (Amerada Hess) notified TETCO that it intended to commence substitution of other gas reserves, deliverability and leases for those dedicated to its natural gas purchase contract (the Amerada Hess Contract) with TETCO. On the same date, Amerada Hess also filed a petition in the District Court of Harris County, Texas, 157th Judicial District, seeking a declaratory judgment that its interpretation of the Amerada Hess Contract, which covers the same leases and reserves as the Marathon Contract, is correct. TETCO filed a declaratory judgment action with respect to Amerada Hess contentions in the U.S. District Court for the Eastern District of Louisiana on February 21, 1997. The two actions have been transferred to the judge presiding over the Marathon Contract matter.

The potential liability of the Company associated with both the Marathon Contract and the Amerada Hess Contract should TETCO be contractually obligated to purchase natural gas based upon the substitute gas reserves, deliverability and leases, and the effect of transition cost recoveries pursuant to TETCO's Order 636 settlement involve numerous complex legal and factual matters which will take a substantial period of time to resolve. Because these matters are in the early stages of litigation, the Company cannot estimate the effects of these matters on the results of operations or financial position of the Company.

On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing partnerships in Kansas and Missouri filed suit against PEPL in the United States District Court for the Western District of Missouri. The plaintiffs allege that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with plaintiffs' contracts with third parties, plaintiffs seek compensatory and punitive damages in unspecified amounts. Because this matter is in the early stages of litigation, the Company cannot estimate the effects of this matter on the results of operations or financial position.

On May 1, 1997, Citrus Trading Corporation (Citrus) and Enron Capital and Trade Resources Corporation, as successor to Enron Gas Marketing Corporation, filed suit in the District Court of Harris County, Texas, against PanEnergy LNG Sales, Inc. (formerly Pan National Gas Sales, Inc.), a subsidiary of the Company, alleging breach of a gas purchase contract (the Contract) for regasified LNG entered into between Citrus and Pan National Gas Sales, Inc. Plaintiffs allege that PanEnergy LNG Sales, Inc. failed to deliver LNG pursuant to the terms of the Contract. The plaintiffs seek compensatory damages in unspecified amounts for losses allegedly incurred as a result of the contract breach as well as a declaratory judgment that PanEnergy LNG Sales Inc.'s assertions of force majeure due to the interruption in the supply of LNG to PanEnergy LNG Sales, Inc. do not constitute force majeure under the Contract. Because this matter is in the early stages of litigation, the Company cannot estimate the effects of this matter on the results of operations or financial position of the Company.

On May 13, 1997, Anadarko Petroleum Corporation (Anadarko) filed suits against PEPL and other affiliates, as defendants, both in the United States District Court for the Southern District of Texas and State District Court of Harris County, Texas. Anadarko claims that it was effectively indemnified by the defendants against any responsibility for refunds of Kansas ad-valorem taxes which are due purchasers of gas from Anadarko, retroactive to 1983. Because this matter is in the early stages of litigation, PEPL cannot estimate the effects of this matter on the results of operations or financial position.

The Company is also involved in various other legal, tax and regulatory proceedings before various courts, regulatory commissions and government agencies arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," in order to provide for such matters. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the results of operations or financial position of the Company.


Other Commitments and Contingencies

In 1993, the US Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. The Company's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, the Company's pipelines will file with FERC to recover a portion of these costs from pipeline customers. Management is of the opinion that this matter will not have a material adverse effect on the financial position of the Company.

The Company has a 10% ownership interest in TEPPCO Partners, L.P., a master limited partnership (MLP) that owns and operates a petroleum products pipeline. A subsidiary partnership of the MLP has $309.5 million in First Mortgage Notes outstanding at June 30, 1997 with recourse to the general partner, a subsidiary of PanEnergy. In the opinion of management, the probability that the Company will be required to perform under this recourse provision is remote.

PEPL owns an effective 6% ownership interest in Northern Border Pipeline Company (Northern Border) through a master limited partnership. Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $94.4 million for 1997 through 2001. In the opinion of management, the probability that PEPL will be required to perform under this guarantee is remote.

In connection with the sale of Petrolane Incorporated (Petrolane) in 1989, a subsidiary of the Company agreed to indemnify Petrolane against certain obligations for guaranteed leases and environmental matters. The lease obligations as of June 30, 1997 totaled approximately $56.4 million over the remaining terms of the leases, which expire in 2006. Management is of the opinion that the probability that it will have to perform under this indemnity provision is remote.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

On June 18, 1997, PanEnergy and Duke Energy consummated a stock-for-stock merger. This business combination was accounted for as a pooling of interests. See Note 1 to the consolidated Financial Statements for further information.


OPERATIONS AND BUSINESS UNITS

The Company provides services primarily through four business segments: Natural Gas Transmission, Field Services, Trading and Marketing, and Parent and Other Operations. The Natural Gas Transmission segment is involved in interstate transportation and storage of natural gas to customers in the Mid-Atlantic, New England, Midwest and Gulf Coast states. Field Services gathers and processes natural gas and produces natural gas liquids. The Trading and Marketing operations focus on marketing natural gas, electricity and liquefied petroleum gases. Parent and Other Operations include corporate costs, intersegment eliminations and other operations.


RESULTS OF OPERATIONS

Overview:

Net income was $63.6 million for the three months ended June 30, 1997 compared with $79.8 million for the same period in 1996. The decrease was primarily due to non-recurring costs associated with the merger, offset by the gain on the sale of an equity ownership interest investment in a cogeneration venture.

Net income was $199.9 million for the year to date June 30, 1997 compared with $181.6 million for the same period in 1996. The increase was primarily due to reversals of provisions in 1997 resulting from rate case resolutions and due to market expansion projects, offset by non-recurring costs associated with the merger.

Operating income for the three months ended June 30, 1997 decreased to $147.5 million compared to $177.8 million for the same period in 1996. The decrease for the quarter was primarily due to the non-recurring merger-related costs recorded during the period. The year to date increase in operating income of $30.3 million was primarily due to reversals of provisions related to the final settlement of certain rate proceedings and the gain on the sale of an investment in a cogeneration venture, offset by costs associated with the merger. Operating income and earnings before interest and taxes are not materially different, and are affected by the same fluctuations for the Company and each of its business segments. Earnings before interest and taxes by business segment are summarized below, and the explanation of these results by business segment are discussed thereafter.

Earnings Before Interest and Taxes (EBIT) by Business Segment:

------------------------------------------ ------------------------------ -- ------------------------------
                                               Three Months Ended                   Year To Date
                                               June 30,        June 30,           June 30,       June 30,
              In Millions                        1997            1996               1997           1996
                                           -------------- ---------------    --------------- --------------
Natural Gas Transmission                       $ 144.7         $ 142.5           $ 350.7         $ 300.5
Field Services                                    31.9            26.2              82.8            62.8
Trading and Marketing                              4.2            10.4              34.3            36.0
Parent and Other Operations                     (14.3)             5.0             (17.3)            6.8
                                            -----------     ----------          --------        ----------
    Consolidated EBIT                          $ 166.5         $ 184.1           $ 450.5         $ 406.1
                                            ============    ===========         =========       ==========
------------------------------------------ -------------- --------------- -- --------------- --------------

Natural Gas Transmission
------------------------------------------ ------------------------------ -- -------------------------------
                                               Three Months Ended                    Year To Date
                                            June 30,        June 30,          June 30,      June 30, 1996
              In Millions                     1997            1996              1997
                                           -------------- ---------------    -------------- ----------------

Operating Revenues                           $   371.3       $   368.5         $   809.2        $   785.7
  Operating Expenses                             233.5           229.5             475.5            490.2
                                             ----------      ----------       -----------      ----------
    Operating Income                             137.8           139.0             333.7            295.5
Other Income, Net                                  6.9             3.5              17.0              5.0
                                             ----------      ----------       -----------      ----------
    EBIT                                     $   144.7       $   142.5         $   350.7        $   300.5
                                             ==========      ===========      ===========      ==========
Volumes, TBtu Throughput                           644             631             1,486            1,556
------------------------------------------ -------------- --------------- -- -------------- ----------------

Earnings before interest and taxes for Natural Gas Transmission and revenues increased slightly for the three months ended June 30, 1997 compared to the same period in 1996, due primarily to market-expansion projects.

Earnings before interest and taxes for Natural Gas Transmission increased $50.2 million for the year to date June 30, 1997 compared to the same period in 1996, primarily due to reversals of provisions of $32.7 million in 1997 resulting from rate case resolutions and due to market expansion projects. The provision reversals are reflected as additional revenue and other income.

Field Services

------------------------------------------ ------------------------------ -- -------------------------------
                                               Three Months Ended                    Year To Date
                                            June 30,        June 30,          June 30,      June 30, 1996
              In Millions                     1997            1996              1997
                                           -------------- ---------------    -------------- ----------------

Operating Revenues                           $   697.9       $   592.9          $1,470.1         $1,095.9
Operating Expenses                               666.1           566.7           1,387.5          1,035.2
                                            -----------   -------------   ---------------       ----------
    Operating Income                              31.8            26.2              82.6             60.7
Other Income, Net                                   .1               -                .2              2.1
                                            -----------   -------------   ---------------       ----------
    EBIT                                    $     31.9      $     26.2        $     82.8       $     62.8
                                            ===========   =============   ===============       ==========
Volumes TBtu/day Natural Gas
  Gathered/Processed                               3.4             2.5               3.4              2.5
------------------------------------------ -------------- --------------- -- -------------- ----------------

Earnings before interest and taxes for Field Services increased $5.7 million for the three months ended June 30, 1997 compared to the same period in 1996 due to higher volumes resulting primarily from acquisitions, offset partially by lower natural gas liquids prices.

Year to date earnings before interest and taxes increased $20 million compared to the same period in 1996. Both operating revenues and operating expenses increased as a result of increased gathering and processing volumes related to acquisitions and expansion projects.


Trading and Marketing

------------------------------------------ ------------------------------ -- -------------------------------
                                               Three Months Ended                    Year To Date
                                            June 30,        June 30,          June 30,      June 30, 1996
              In Millions                     1997            1996              1997
                                           -------------- ---------------    -------------- ----------------

Operating Revenues                            $1,072.5       $   555.2          $2,702.0         $1,449.0
Operating Expenses                             1,068.4           545.1           2,668.3          1,413.5
                                           -------------     ----------         ---------      -----------
    Operating Income                               4.1            10.1              33.7             35.5
Other Income, Net                                   .1              .3                .6               .5
                                           -------------     ----------         ---------      -----------
    EBIT                                   $       4.2      $     10.4        $     34.3       $     36.0
                                           =============     ==========         =========      ===========

Volumes:
   Natural Gas Marketed, TBtu/day                  5.5             3.7               6.1              3.9
   Electricity Marketed, GWh                     5,560             526             9,353              697
------------------------------------------ -------------- --------------- -- -------------- ----------------

Earnings before interest and taxes for Trading and Marketing decreased $6.2 million for the three months ended June 30, 1997 compared with the same period in 1996. Lower margins were partially offset by higher natural gas and electricity volumes. Natural gas and electricity volumes increased primarily as a result of the formation of a joint venture with Mobil Corporation in the third quarter of 1996.

Earnings before interest and taxes for Trading and Marketing decreased $1.7 million for the year to date ended June 30, 1997 compared with the same period in 1996. Lower margins were partially offset by higher volumes. Natural gas and electricity volumes marketed increased primarily as a result of the formation of the joint venture with Mobil Corporation in the third quarter of 1996.


Parent and Other Operations

Results for the three months ended and year to date June 30, 1997 reflect merger costs of $33.2 million, offset by the gain on the sale of an equity ownership interest in a cogeneration venture. Non-recurring merger costs consist primarily of advisory fees and workforce reduction costs.


LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow

Operating cash flows increased $55.5 million comparing the year to date June 30, 1997 with the same period in 1996. This increase reflects the cash impact of the Company's trading and marketing activities, offset by payments associated with the rate case settlements during 1997.

The Trading and Marketing operations of the Company were combined with those of Duke/Louis Dreyfus LLC, a wholly owned subsidiary of Duke Energy, in June 1997. This combination is expected to increase the Company's trading and marketing activity.


Investing Cash Flow

Capital and investment expenditures totaled $192.6 million for year to date June 30, 1997, compared with $118.8 million for the same period in 1996. Capital and investment expenditures during the period consisted primarily of business expansion efforts of the Natural Gas Transmission and Field Services segments. The Company continues its growth strategy of expanding non-jurisdictional businesses, while also continuing to develop interstate gas pipeline market-expansion projects and new services for customers.

In March 1997, the Natural Gas Transmission segment announced the Excelsior and Spectrum projects, with proposed in-service dates of the year 2000, that would increase delivery capability to New York and the East Coast, respectively, by approximately 500 billion British thermal units per day for each project.

During 1997, the Company sold its ownership in operations in the United Kingdom and an equity ownership interest in an affiliate. Proceeds from these sales were $57 million.

Financing Cash Flow

Subsequent to the merger, several rating agencies revised their ratings for the Company and its subsidiaries. A summary of the corporate debt ratings for each entity follows.

                   Standard & Poor's             Fitch              Duff & Phelps              Moody's

                  Current     Prior     Current      Prior     Current      Prior       Current      Prior

 PanEnergy Corp      A-        BBB         A         BBB         BBB+        BBB          A3          Baa2

 PEPL                A         BBB+        A+        BBB+        BBB+        BBB+         A2          Baa1

 TETCO               A         BBB+        A+        BBB+        BBB+        BBB+         A2          Baa1


The Company increased the size of its commercial paper facilities in the first quarter 1997 for amounts up to $800 million, supported by its two variable-rate bank credit agreements that permit the Company to borrow up to $400 million under a five-year facility and $400 million under a 364-day facility. Amounts outstanding under the credit agreements and commercial paper facilities are limited to $800 million in aggregate. At June 30, 1997, there was $362 million of commercial paper outstanding and no amounts outstanding under the bank credit agreements. The 364-day facility expires in late August 1997, and is not expected to be replaced by the Company. The Company's commercial paper will be supported subsequent to such expiration by credit facilities maintained by the Company's parent, Duke Capital Corporation.

Dividends and debt repayments for the next year, along with operating and investing requirements, are expected to be funded by cash from operations, debt and commercial paper issuances and/or available credit facilities. The Company is seeking to significantly grow its Field Services and Trading and Marketing businesses, which will likely require additional financing to be issued by subsidiaries of Duke Energy.


OTHER

Litigation and Contingencies

For information concerning litigation and other contingencies, see Note 4 to the Consolidated Financial Statements.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders on April 24, 1997, the shareholders voted to approve the merger of PanEnergy and Duke Power. In addition, the shareholders elected Paul M. Anderson, William T. Esrey, Ann Maynard Gray and Matthew R. Simmons to the 1997 Class to serve until the Annual Meeting of Shareholders to be held in 2000, or until their successors are elected and qualified, or until the effectiveness of the merger of the Company and Duke Power. The merger was effective June 18, 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

            ( 27)   Financial Data Schedule (included in electronic filing only)


(b)     Reports on Form 8-K

       The Company filed two reports on Form 8-K during the second quarter of 1997.

       The Form 8-K filed May 30, 1997 contained disclosures under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

       The Form 8-K filed June 18, 1997 contained disclosures under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PANENERGY CORP



                                             -----------------------------

                                             Paul F. Ferguson, Jr.
                                             Senior Vice President and
                                             Chief Financial Officer

August 14, 1997