Form 10-Q
period 1997-09-30
PANENERGY CORP
filed 1997-11-14
CIK 351696

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


For Quarter Ended September 30, 1997               Commission File Number 1-8157

                                 PANENERGY CORP
             (Exact name of Registrant as Specified in its Charter)

       Delaware                                               74-2150460
(State or Other Jurisdiction                                (IRS Employer
    of Incorporation)                                      Identification No.)
                              5400 Westheimer Court
                                  P.O. Box 1642
                             Houston, TX 77251-1642
                    (Address of Principal Executive Offices)
                                   (Zip code)


Registrant's telephone number, including area code: 713-627-5400

                                    No Change
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10Q and is therefore filing this Form 10Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part II, Item 4 has been omitted in accordance with such Instruction H.

All of the Registrant's common shares are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

     Number of shares of Common Stock, no par value, outstanding at October 31, 1997: 1,000 shares

                                 PANENERGY CORP

                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                      Page
                                                                      ----
Consolidated Statements of Income for the Three Months
    Ended and Year To Date September 30, 1997 and 1996                  2
Consolidated Statements of Cash Flows
    for Year To Date September 30, 1997 and 1996                        3
Consolidated Balance Sheets as of September 30, 1997
    and December 31, 1996                                               4
Notes to Consolidated Financial Statements                              6
Management's Discussion and Analysis of
    Results of Operations and Financial Condition                      11


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                               16


SIGNATURES                                                             17

Part I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 PANENERGY CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (In millions)

                                                                          Three Months Ended                 Year To Date
                                                                             September 30                    September 30
                                                                      --------------------------     -------------------------
                                                                         1997            1996           1997           1996
                                                                      ----------      ----------     ----------     ----------
Operating Revenues
      Natural gas and petroleum products
          Sales of natural gas and petroleum products                 $  1,691.0      $  1,424.4     $  5,325.4     $  3,742.2
          Transportation and storage of natural gas                        360.5           370.8        1,128.7        1,131.4
      Trading and marketing of electricity                                 294.7            24.6          489.7           33.4
      Other                                                                 35.4            21.4          108.3           70.7
                                                                      ----------      ----------     ----------     ----------
          Total operating revenues                                       2,381.6         1,841.2        7,052.1        4,977.7
                                                                      ----------      ----------     ----------     ----------
Operating Expenses
      Natural gas and petroleum products purchased                       1,621.3         1,357.5        5,006.8        3,490.1
      Net interchange and purchased power                                  292.6            25.2          487.7           34.1
      Other operation and maintenance                                      205.3           183.4          658.5          596.0
      Depreciation and amortization                                         78.9            73.1          235.3          217.3
      Property and other taxes                                              19.3            19.4           73.1           61.5
                                                                      ----------      ----------     ----------     ----------
          Total operating expenses                                       2,217.4         1,658.6        6,461.4        4,399.0
                                                                      ----------      ----------     ----------     ----------
Operating Income                                                           164.2           182.6          590.7          578.7
                                                                      ----------      ----------     ----------     ----------
Other Income and Expenses
      Deferred returns and allowance for funds used
          during construction                                                0.9             0.6            1.9            1.7
      Other, net                                                             3.0            13.3           26.0           22.2
                                                                      ----------      ----------     ----------     ----------
          Total other income and expense                                     3.9            13.9           27.9           23.9
                                                                      ----------      ----------     ----------     ----------

Earnings Before Interest and Taxes                                         168.1           196.5          618.6          602.6

Interest Expense                                                            49.9            57.1          149.5          171.2

Minority Interest                                                           (1.6)            2.2           10.7            2.2
                                                                      ----------      ----------     ----------     ----------

Earnings Before Income Taxes                                               119.8           137.2          458.4          429.2

Income Taxes                                                                47.2            51.1          185.9          161.5
                                                                      ----------      ----------     ----------     ----------


Net Income                                                            $     72.6      $     86.1     $    272.5     $    267.7
                                                                      ==========      ==========     ==========     ==========

                See Notes to Consolidated Financial Statements.

                                 PANENERGY CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                                             Year To Date
                                                                                             September 30
                                                                                     -----------------------------
                                                                                       1997                 1996
                                                                                     --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                                       $  272.5             $  267.7
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                       241.3                217.3
    Deferred income taxes                                                                53.4                 49.1
    (Increase) Decrease in
          Receivables                                                                   148.5               (174.1)
          Inventory                                                                      (7.2)                 8.0
          Other current assets (Note 2)                                                (872.9)                (3.3)
    Increase (Decrease) in
          Accounts payable                                                             (197.0)               172.3
          Taxes accrued                                                                  62.9                 15.5
          Interest accrued                                                              (16.4)                (6.2)
          Other current liabilities (Note 2)                                            750.5                (35.6)
    Other, net                                                                         (118.4)                85.1
                                                                                     --------             --------
          Net cash provided by operating activities                                     317.2                595.8
                                                                                     --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                               (267.3)              (416.2)
    Investment expenditures                                                             (67.0)               (59.9)
    Retirements and other investing                                                      58.3                 47.4
                                                                                     --------             --------
          Net cash used in investing activities                                        (276.0)              (428.7)
                                                                                     --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the issuance of
          Long-term debt                                                               --                    100.0
          Common stock                                                                 --                      8.8
    Payments for the redemption of long-term debt                                      (128.2)               (53.9)
    Net change in notes payable and commercial paper                                    116.4               (128.0)
    Dividends paid                                                                      (72.7)              (106.3)
    Other                                                                                14.5                 (1.3)
                                                                                     --------             --------
          Net cash used in financing activities                                         (70.0)              (180.7)
                                                                                     --------             --------

    Net decrease in cash and cash equivalents                                           (28.8)               (13.6)

    Cash and cash equivalents at beginning of period                                     57.2                 50.8
                                                                                     --------             --------
    Cash and cash equivalents at end of period                                       $   28.4             $   37.2
                                                                                     ========             ========

                See Notes to Consolidated Financial Statements.

                                 PANENERGY CORP
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (In millions)

                                                                           September 30,           December 31,
                                                                               1997                    1996
                                                                           ------------             -----------
ASSETS

Current Assets
     Cash and cash equivalents                                              $     28.4               $     57.2
     Receivables                                                               1,029.5                  1,178.0
     Inventory                                                                   139.3                    132.1
     Current portion of natural gas transition costs                              66.9                     67.9
     Other (Note 2)                                                            1,006.1                    133.2
                                                                            ----------               ----------
           Total current assets                                                2,270.2                  1,568.4
                                                                            ----------               ----------
Investments and Other Assets
     Investments in affiliates                                                   334.2                    313.9
     Pre-funded pension costs                                                    298.4                    280.6
     Goodwill, net                                                               187.6                    191.4
     Other                                                                        67.4                     58.4
                                                                            ----------               ----------
           Total investments and other assets                                    887.6                    844.3
                                                                            ----------               ----------
Property, Plant and Equipment
     Cost                                                                      9,040.3                  8,822.5
     Less accumulated depreciation and amortization                            3,545.5                  3,365.8
                                                                             ----------               ----------
           Net property, plant and equipment                                   5,494.8                  5,456.7
                                                                            ----------               ----------
Regulatory Assets and Deferred Debits
     Debt expense                                                                 67.6                     74.2
     Regulatory asset related to income taxes                                     14.5                      4.5
     Natural gas transition costs                                                207.8                    250.0
     Environmental clean-up costs                                                107.7                    153.2
     Other                                                                       112.5                    133.9
                                                                            ----------               ----------
           Total regulatory assets                                               510.1                    615.8
                                                                            ----------               ----------

     Total Assets                                                           $  9,162.7               $  8,485.2
                                                                            ==========               ==========

                See Notes to Consolidated Financial Statements.

                                 PANENERGY CORP
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (In millions)

                                                                              September 30,         December 31,
                                                                                  1997                  1996
                                                                              ------------           -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Accounts payable                                                           $    762.2             $    959.2
   Notes payable and commercial paper                                              470.5                  354.1
   Taxes accrued                                                                   136.7                   73.8
   Interest accrued                                                                 43.3                   59.7
   Current portion of natural gas transition liabilities                            47.4                   84.4
   Current portion of environmental clean-up liabilities                            26.9                   32.4
   Current maturities of long-term debt                                             13.8                  138.3
   Other (Note 2)                                                                1,106.6                  356.1
                                                                              ----------             ----------
         Total current liabilities                                               2,607.4                2,058.0
                                                                              ----------             ----------

Long Term Debt                                                                   1,933.8                1,947.0
                                                                              ----------             ----------
Deferred Credits and Other Liabilities
   Deferred income taxes                                                         1,251.5                1,192.5
   Natural gas transition liabilities                                               85.0                  121.9
   Environmental clean-up liabilities                                              170.6                  188.9
   Other                                                                           344.6                  442.1
                                                                              ----------             ----------
         Total deferred credits and other liabilities                            1,851.7                1,945.4
                                                                               ----------             ----------

Minority Interest                                                                  119.9                   82.3
                                                                              ----------             ----------
Common Stockholder's Equity
   Common stock                                                                    151.5                  151.1
   Paid-in-capital                                                               2,252.6                2,242.1
   Retained earnings                                                               245.8                   59.3
                                                                              ----------             ----------
         Total common stockholder's equity                                       2,649.9                2,452.5
                                                                              ----------             ----------

   Total Liabilities and Stockholder's Equity                                 $  9,162.7             $  8,485.2
                                                                              ==========             ==========

                See Notes to Consolidated Financial Statements.

                                 PANENERGY CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Operations and Business Combinations

PanEnergy Corp (PanEnergy) and its subsidiaries (the Company) are involved in the transportation, storage, gathering and processing of natural gas, and the production of natural gas liquids (NGLs). Also, the Company is a marketer of natural gas, electricity, liquefied petroleum gases and related energy services.

The Company is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). On June 18, 1997, PanEnergy was merged with a wholly owned subsidiary of Duke Energy, with PanEnergy as the surviving corporation. Pursuant to the merger, each share of the Company's outstanding common stock was converted into the right to receive 1.0444 shares of Duke Energy common stock. In addition, each option to purchase PanEnergy common stock became an option to purchase common stock of Duke Energy. The merger was accounted for as a pooling of interests.

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

Derivative Instruments - The Company holds and issues instruments that reduce the Company's exposure to market fluctuations in the price and transportation costs of natural gas, petroleum products and electric power marketed. The Company uses futures, swaps and options to manage and hedge price and location risk related to market exposures. In order to qualify as a hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Gains and losses related to commodity derivatives which qualify as hedges of commodity commitments are recognized in income when the underlying hedged physical transaction closes (the deferral method) and are included in natural gas and petroleum products purchased or net interchange and purchased power in the Consolidated Statements of Income. Gains and losses related to such instruments, to the extent settled in cash, are reported as other current assets or liabilities, as appropriate, in the Consolidated Balance Sheets until recognized in income. If the derivative instrument is no longer sufficiently correlated to the underlying commodity, or if the underlying commodity transaction closes earlier than anticipated, the deferred gains or losses are recognized in income.

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

At September 30, 1997, the Company had unrealized gains of $892.9 million and unrealized losses of $876.2 million recorded as other current assets and other current liabilities, respectively, related to derivatives utilized for hedging and trading purposes.

Supplemental Cash Flow Information - Total income taxes paid for the year to date September 30, 1997 and 1996 were $64.9 million and $43.6 million, respectively. Interest paid, net of amounts capitalized, for the nine months ended September 30, 1997 and 1996 was $168.3 million and $168.1 million, respectively.

Reclassification - Certain amounts for the prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.


3. Rate Matters

On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases. On February 26, 1997, FERC approved PEPL's settlement agreement which provides final resolution of refund matters and establishes prospective rates. The agreement terminates other actions relating to these proceedings as well as PEPL's restructuring of rates and transition cost recoveries related to Order 636. As a result of the resolution of this and other matters, PEPL recorded pre-tax earnings of $32.7 million year to date September 30, 1997 and refunded $37.8 million to customers. The settlement will not have a material impact on future operating revenues.


4.  Related Party Transaction and Credit Facilities

During August 1997, the Company's $400 million 364-day credit facility and the $400 million five-year credit facility were dissolved. As a result, Duke Capital Corporation, the Company's parent and a wholly owned subsidiary of Duke Energy, began providing credit support in August 1997. As of September 30, 1997, notes payable and commercial paper included $470.4 due to Duke Capital Corporation.

5. Commitments and Contingencies

Litigation

A lawsuit filed in the United States District Court for the District of Columbia by a natural gas producer was served in July 1996 naming TETCO, PEPL, Trunkline and PanEnergy Services, Inc. (a subsidiary of PanEnergy) as defendants, among others. The action was brought under the federal False Claims Act against 70 defendants, including every major natural gas pipeline, asserting that the defendants intentionally underreported volumes and heating content of gas purchased from producers on federal and Indian lands, with the result that the United States was underpaid royalties. The plaintiff sought recovery of the royalty amounts due the United States, treble damages and civil penalties. The Company's named affiliates and many of the other defendants were dismissed from the lawsuit on March 27, 1997. The plaintiff retains the right to refile the claims against the various defendants under certain conditions. The Company believes the resolution of this matter will not have a material adverse effect on the Company's results of operations or financial position.

On August 31, 1995, Midwest Gas Storage, Inc. (Midwest) filed suit against PEPL and PanEnergy in the 58th Judicial District Court, Jefferson County, Texas, alleging that PEPL breached an interconnection agreement with Midwest and used its superior bargaining position to force Midwest to accept terms and conditions which were not in the original agreement. Amended petitions filed in 1996 and 1997 further alleged that PEPL and PanEnergy, through economic coercion, attempted to drive Midwest out of business. This matter was disposed of by the parties in July 1997 and did not have a material adverse effect on the financial position of the Company.

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

On September 26, 1997 the judge presiding over the Marathon and Amerada Hess contract matters issued summary judgments in both actions in favor of TETCO. Marathon and Amerada Hess subsequently filed notices of appeal of the summary judgments. The potential liability of the Company associated with both the Marathon Contract and the Amerada Hess Contract should TETCO be contractually obligated to purchase natural gas based upon the substitute gas reserves, deliverability and leases, and the effect of transition cost recoveries pursuant to TETCO's Order 636 settlement involve numerous complex legal and factual matters which will take a substantial period of time to resolve. As a result, the Company cannot estimate the effects on results of operations or financial position.

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

On May 13, 1997, Anadarko Petroleum Corporation (Anadarko) filed suits against PEPL and other affiliates, as defendants, both in the United States District Court for the Southern District of Texas and State District Court of Harris County, Texas. Anadarko claims that it was effectively indemnified by the defendants against any responsibility for refunds of Kansas ad valorem taxes which are due purchasers of gas from Anadarko, retroactive to 1983. Because this matter is in the early stages of litigation, the Company cannot estimate the effects of this matter on the results of operations or financial position.

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

The Company has a 10% ownership interest in TEPPCO Partners, L.P., a master limited partnership (MLP) that owns and operates a petroleum products pipeline. A subsidiary partnership of the MLP has $309.5 million in First Mortgage Notes outstanding at September 30, 1997 with recourse to the general partner, a subsidiary of PanEnergy. In the opinion of management, the probability that the Company will be required to perform under this recourse provision is remote.

PEPL owns an effective 6% ownership interest in Northern Border Pipeline Company (Northern Border) through a master limited partnership. Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement held by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $94.4 million for 1997 through 2001. In the opinion of management, the probability that PEPL will be required to perform under this guarantee is remote.

In connection with the sale of Petrolane Incorporated (Petrolane) in 1989, a subsidiary of the Company agreed to indemnify Petrolane against certain obligations for guaranteed leases and environmental matters. The lease obligations as of September 30, 1997 totaled approximately $53.7 million over the remaining terms of the leases, which expire in 2006. Management is of the opinion that any performance required under this indemnity provision would not have a material effect on results of operations or financial position of the Company.

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


RESULTS OF OPERATIONS

Overview:

Net income was $72.6 million for the three months ended September 30, 1997 compared with $86.1 million for the same period in 1996. The decrease was primarily due to lower natural gas trading and marketing margins in 1997 caused by unusual market conditions with respect to gas prices and the favorable resolution of certain regulatory matters in 1996, partially offset by lower interest expense in 1997.

Net income was $272.5 million for the year to date September 30, 1997 compared with $267.7 million for the same period in 1996. The increase was primarily due to the resolution of certain regulatory matters in 1997 in excess of those in 1996, increased gathering and processing volumes related to acquisitions and expansion projects and lower interest expense in 1997.

Operating income for the three months ended September 30, 1997 decreased to $164.2 million compared to $182.6 million for the same period in 1996. The decrease for the quarter was primarily due to lower natural gas trading and marketing margins in 1997 caused by unusual market conditions with respect to gas prices.

Year to date September 30, 1997 operating income was $590.7 million compared with $578.7 million for the same period in 1996. The $12 million increase was primarily due to the resolution of certain regulatory matters in 1997 and increased gathering and processing volumes related to acquisitions and expansion projects. Operating income and earnings before interest and taxes are not materially different, and are affected by the same fluctuations for the Company and each of its business segments. Earnings before interest and taxes by business segment are summarized below, and the explanation of these results by business segment are discussed thereafter.

Earnings Before Interest and Taxes (EBIT) by Business Segment:
-------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                      Year To Date
                                            September       September            September         September
               In Millions                  30, 1997         30, 1996            30, 1997           30, 1996
                                          ---------------------------           -----------------------------
Natural Gas Transmission                  $  134.6           $  148.8           $  485.3            $  449.3
Field Services                                36.1               32.7              118.9                95.5
Trading and Marketing                         (4.4)              10.0               29.9                46.0
Parent and Other Operations                    1.8                5.0              (15.5)               11.8
                                           --------           --------           --------            --------
    Consolidated EBIT                     $  168.1           $  196.5           $  618.6            $  602.6
                                           ========           ========           ========            ========
-------------------------------------------------------------------------------------------------------------

Natural Gas Transmission
-------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                      Year To Date
                                            September       September            September         September
               In Millions                  30, 1997         30, 1996            30, 1997           30, 1996
                                          ---------------------------           -----------------------------

Operating Revenues                        $  365.5           $  368.4           $1,174.7           $  1,154.1
Operating Expenses                           233.5              233.6              709.0                723.8
                                           --------          --------           --------            ---------
    Operating Income                         132.0              134.8              465.7                430.3
Other Income, Net                              2.6               14.0               19.6                 19.0
                                          --------           --------           --------           ----------
    EBIT                                  $  134.6           $  148.8           $  485.3           $    449.3
                                          ========           ========           ========           ==========
Volumes, TBtu Throughput                       593                599              2,079                2,155
-------------------------------------------------------------------------------------------------------------

Earnings before interest and taxes for Natural Gas Transmission decreased for the three months ended September 30, 1997 compared to the same period in 1996 due primarily to favorable resolution of certain regulatory matters in 1996, which were included in revenues and other income.

Earnings before interest and taxes for Natural Gas Transmission increased $36 million for the year to date September 30, 1997 compared to the same period in 1996 primarily due to favorable resolution of certain regulatory matters in 1997 in excess of those in 1996. The increase was also due to market expansion projects. The resolution of regulatory matters was reflected as additional revenue and other income.

Field Services
-------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                      Year To Date
                                            September       September            September         September
               In Millions                  30, 1997         30, 1996            30, 1997           30, 1996
                                           --------------------------          ------------------------------
Operating Revenues                         $  738.7          $  639.8          $  2,208.8          $  1,735.7
Operating Expenses                            702.6             607.1             2,090.1             1,642.3
                                           --------          --------          ----------          ----------
    Operating Income                           36.1              32.7               118.7                93.4
Other Income, Net                            --                --                      .2                 2.1
                                           --------          --------          ----------          ----------
    EBIT                                   $   36.1          $   32.7          $    118.9          $     95.5
                                           ========          ========          ==========          ==========
Volumes TBtu/day Natural Gas
  Gathered/Processed                            3.4               3.0                 3.4                 2.7
-------------------------------------------------------------------------------------------------------------

Earnings before interest and taxes for Field Services increased $3.4 million for the three months ended September 30, 1997 compared to the same period in 1996. Year to date earnings before interest and taxes increased $23.4 million compared to the same period in 1996. For both periods, operating revenues and operating expenses increased as a result of increased gathering and processing volumes related to acquisitions and expansion projects.

Trading and Marketing
-------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                       Year To Date
                                           September          September          September         September
               In Millions                 30, 1997            30, 1996          30, 1997           30, 1996
                                        --------------------------------        -----------------------------
Operating Revenues                        $ 1,406.2            $   913.6        $ 4,108.2           $ 2,362.6
Operating Expenses                          1,411.4                904.2          4,079.7             2,317.7
                                          ---------            ---------        ---------           ---------
    Operating Income                           (5.2)                 9.4             28.5                44.9
Other Income, Net                                .8                   .6              1.4                 1.1
                                          ---------            ---------        ---------           ---------
    EBIT                                  $    (4.4)           $    10.0        $    29.9           $    46.0
                                          =========            =========        =========           =========
Volumes:
    Natural Gas Marketed, TBtu/day              6.1                  5.6              6.1                 4.7
   Electricity Marketed, GWh                 10,913                1,361           20,266               2,058
-------------------------------------------------------------------------------------------------------------

Earnings before interest and taxes for Trading and Marketing decreased $14.4 million for the three months ended September 30, 1997 compared with the same period in 1996. The decline resulted primarily from lower natural gas trading and marketing margins caused by unusual market conditions with respect to natural gas prices. The margin decline was partially offset by increased volumes. Natural gas and electricity volumes marketed increased primarily as a result of the formation of the joint venture with Mobil Corporation in August 1996.

Earnings before interest and taxes for Trading and Marketing decreased $16.1 million for the year to date ended September 30, 1997 compared with the same period in 1996. The decline resulted primarily from lower natural gas trading and marketing margins offset by an increase in volumes. Natural gas and electricity volumes marketed increased primarily as a result of the formation of the joint venture with Mobil Corporation in the third quarter of 1996.


Parent and Other Operations

Parent and Other results for the year to date September 30, 1997 reflect merger-related costs of $33.2 million. Merger-related costs consist primarily of advisory fees and workforce reduction costs.


LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow

Operating cash flows decreased $278.6 million comparing the year to date September 30, 1997 with the same period in 1996. This decrease reflects payments associated with the rate case settlements during 1997 and cash impact of receivables sold in 1996 and repaid in 1997, which were classified as current liabilities.

The Trading and Marketing operations of the Company were combined with those of Duke/Louis Dreyfus LLC, a wholly owned subsidiary of Duke Energy, in June 1997. This combination is expected to increase the Company's trading and marketing activity.


Investing Cash Flow

Capital and investment expenditures totaled $334.3 million for year to date September 30, 1997, compared with $476.1 million for the same period in 1996. The decrease in capital and investment expenditures was primarily due to a 1996 acquisition of certain assets of Mobil Corporation for approximately $200 million by the Company's Field Services business unit. Capital and investment expenditures during 1997 consisted primarily of business expansion efforts of the Natural Gas Transmission and Field Services segments. The Company continues its growth strategy of expanding non-jurisdictional businesses, while also continuing to develop interstate gas pipeline market-expansion projects and new services for customers.

During 1997, the Company sold its ownership in operations in the United Kingdom and an equity ownership interest in an affiliate. Proceeds from these sales were $57 million.


Financing Cash Flow

During August 1997, the Company dissolved its $800 million commercial paper facilities and related variable-rate bank credit agreements that permitted the Company to borrow up to $400 million under a five-year facility and $400 million under a 364-day facility. The Company's financing needs are now supported by commercial paper and credit facilities maintained by the Company's parent, Duke Capital Corporation.

Dividends and debt repayments for the next year, along with operating and investing requirements, are expected to be funded by cash from operations and borrowings from Duke Capital Corporation. The Company is seeking to significantly grow its Field Services and Trading and Marketing businesses, which will likely require additional financing.


OTHER

Litigation and Contingencies

For information concerning litigation and other contingencies, see Note 5 to the Consolidated Financial Statements.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     (27) Financial Data Schedule (included in electronic filing only)


(b) Reports on Form 8-K

     The Company filed a report on Form 8-K on July 7, 1997 under Item 4, Changes in Registrant's Certifying Accountant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              PANENERGY CORP



                              ___________________________________
                              Paul F. Ferguson, Jr.
                              Senior Vice President and
                              Chief Financial Officer





November 14, 1997