Form 10-K
period 1997-12-31
PANENERGY CORP
filed 1998-03-31
CIK 351696

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997 or
[  ]   Transition report pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934
               For the transition period from ______________ to ________________
Commission file number 1-8157

                                 PanEnergy Corp
             (Exact name of registrant as specified in its charter)

                Delaware                                74-2150460
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

5400 Westheimer Court  P.O. Box 1642,  Houston, Texas            77251-1642
    (Address of principal executive offices)                     (Zip Code)

                                  713-627-5400
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 10, 11, 12 and 13 have been omitted and Item 7 has been reduced in accordance with such Instruction I.

All of the Registrant's common shares are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

State the aggregate market value of the voting and non-voting stock held by nonaffiliates of the Registrant.......................................None
Number of shares of Registrant's Common Stock, $1.00 par value, outstanding at
     March 31, 1998........................................................1,000

================================================================================

                                 PANENERGY CORP
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997
                                TABLE OF CONTENTS



Item                                                                                                            Page
----                                                                                                            ----

                                                           PART I.

 1.    Business....................................................................................................1
         General...................................................................................................1
         Natural Gas Transmission..................................................................................1
         Energy Services...........................................................................................3
         Environmental Matters.....................................................................................6
         Other Matters.............................................................................................6
         Safe Harbor Statement under the  Private Securities Litigation Reform Act of 1995.........................6
         Operating Statistics......................................................................................7
 2.    Properties..................................................................................................7
 3.    Legal Proceedings...........................................................................................8

                                                          PART II.

 5.    Market for Registrant's Common Equity and Related Stockholder Matters.......................................9
 6.    Selected Financial Data.....................................................................................9
 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition......................10
 7A.   Quantitative and Qualitative Disclosures About Market Risk.................................................16
 8.    Financial Statements and Supplementary Data................................................................17
 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................40


                                                          PART IV.

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................................40
       Signatures.................................................................................................41

                                     PART I.

Item 1. Business.

GENERAL

     PanEnergy Corp (PanEnergy) is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). On June 18, 1997, Duke Power Company changed its name to Duke Energy Corporation in accordance with the terms of the merger agreement with PanEnergy, pursuant to which Duke Energy issued 158.3 million shares of its common stock in exchange for all the outstanding stock of PanEnergy (the merger). PanEnergy was merged with a wholly owned subsidiary of Duke Energy, with PanEnergy as the surviving corporation. Pursuant to the merger, each share of PanEnergy's outstanding common stock was converted into the right to receive 1.0444 shares of Duke Energy common stock. In addition, each outstanding option to purchase PanEnergy common stock became an option to purchase common stock of Duke Energy, adjusted accordingly. The merger was accounted for as a pooling of interests.

     Subsequently, the common stock of PanEnergy was contributed by Duke Energy to Duke Capital Corporation (Duke Capital), a wholly owned subsidiary which serves as the parent company of Duke Energy's non-utility operations.

     In October 1997, Duke Capital contributed the common stock of several wholly owned subsidiaries to PanEnergy. These subsidiaries included Duke Engineering & Services, Inc., DukeSolutions, Inc., and Duke Energy Global Asset Development, Inc. The consolidated financial statements for periods prior to the combination of Pan Energy and these entities were restated to include the operations of these subsidiaries.

     PanEnergy and its subsidiaries (the Company) conducts its operating activities primarily through two business segments:

     The Natural Gas Transmission segment is involved in interstate transportation and storage of natural gas for customers in the Mid-Atlantic, New England and Midwest states. The interstate natural gas transmission and storage operations of the Company's wholly owned subsidiaries are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

     The Energy Services segment is comprised of several separate business units: Field Services - gathers and processes natural gas, produces and markets natural gas liquids and transports and trades crude oil; Trading and Marketing - markets natural gas, electricity and other energy-related products; Global Asset Development - develops, owns and operates energy-related facilities worldwide; and Other Energy Services - provides engineering consulting, construction and integrated energy solutions.

     The Other Operations of the Company includes accounting for corporate costs and intersegment eliminations.

     A discussion of the current business and operations of each of the Company's segments follows. The Company expects relatively slow growth in the Natural Gas Transmission segment, due to increased competition. The Company is seeking to significantly grow its Energy Services segment through acquisition, construction and expansion opportunities. For further discussion of the operating outlook of the Company and its segments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Operations Outlook." For financial information concerning the Company's business segments, see Note 4 to the Consolidated Financial Statements, "Business Segments."

     The Company is a Delaware corporation organized in 1981 in connection with the corporate restructuring of Panhandle Eastern Pipe Line Company (PEPL) which was incorporated in 1929. The Company's principal executive offices are located at 5400 Westheimer Court, Houston, Texas 77056-5310 and the telephone number is 713-627-5400.

NATURAL GAS TRANSMISSION

     During 1997, the Natural Gas Transmission segment completed the organization of its operations into the Northeast Pipelines, which includes Texas Eastern Transmission Corporation (TETCO) and Algonquin Gas Transmission Company (Algonquin), and the Midwest Pipelines, which includes Panhandle Eastern Pipe Line Company (PEPL) and Trunkline Gas Company (Trunkline).

     In 1997, consolidated natural gas deliveries by the Natural Gas Transmission segment's interstate pipelines totaled 2,862 TBtu (Trillion British thermal units), compared to 2,939 TBtu in 1996, which represented approximately 12% of the natural gas consumed in the United States. A substantial majority of the delivered volumes of the Natural Gas Transmission segment's interstate pipelines represents gas transported under long-term firm service agreements with local distribution company (LDC) customers in the pipelines' market areas. Firm transportation services are also provided under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines offer interruptible transportation to customers on a short-term or seasonal basis. See natural gas deliveries statistics under "Business, Operating Statistics." Demand for gas transmission of the Natural Gas Transmission segment's interstate pipeline systems is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters.

     The Natural Gas Transmission segment's 37,500 mile interstate pipeline system is fully interconnected and can receive natural gas from most major North American producing regions for delivery to market's throughout the Northeast and Midwest states.

Northeast Pipelines
     TETCO's major customers are located in Pennsylvania, New Jersey and New York, and include LDCs serving the Pittsburgh, Philadelphia, Newark and New York City metropolitan areas. Algonquin's major customers include LDCs and electric power generators located in the Boston, Hartford, New Haven, Providence and Cape Cod areas.

     TETCO also provides firm and interruptible open-access storage services. Since the implementation of the FERC Order 636 restructuring, storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service. TETCO's storage services utilize two joint venture storage facilities in Pennsylvania and one wholly owned and operated storage field in Maryland. TETCO also leases storage capacity. TETCO's certificated working capacity in these three fields is 70 Billion cubic feet (Bcf), and the combined working gas in storage was 55 Bcf on December 31, 1997. Algonquin owns no storage fields. For further discussion of Order 636, see "Business, Natural Gas Transmission - Regulation."

Midwest Pipelines
     PEPL's market volumes are concentrated among approximately 20 utilities located in the Midwest market area that encompasses large portions of Michigan, Ohio, Indiana, Illinois and Missouri. Trunkline's major customers include eight utilities located in portions of Tennessee, Missouri, Illinois, Indiana and Michigan.

     PEPL also owns and operates three underground storage fields located in Illinois, Michigan and Oklahoma. Trunkline owns and operates one storage field in Louisiana. The combined maximum working gas capacity of the four fields is 44 Bcf. Additionally, PEPL, through a subsidiary, Pan Gas Storage Company (Pan
Gas), is the owner of a storage field in Kansas with an estimated maximum capacity of 26 Bcf. PEPL is the operator of the field. Since the implementation of Order 636, each of PEPL, Trunkline and Pan Gas offer firm and interruptible storage on an open-access basis. In addition to owning and operating storage fields, PEPL also leases storage capacity. PEPL and Trunkline have retained the right to use up to 15 Bcf and 10 Bcf, respectively, of their storage capacity for system needs. See further discussion of Order 636 in "Business, Natural Gas Transmission - Regulation."

Competition
     The Company's interstate pipeline subsidiaries compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service and flexibility and reliability of service. Competitive forces may cause the Company's interstate pipeline subsidiaries to modify rates to remain competitive. The Company's pipelines continue to offer selective discounting to maximize revenues from existing capacity and to advance projects that provide expanded services to meet the specific needs of customers.

     In the Mid-Atlantic and New England markets, TETCO competes directly with Transcontinental Gas Pipe Line Corporation, Tennessee Gas Pipeline Company
(TGPC), Iroquois Gas Transmission System (Iroquois), CNG Transmission Corporation and Columbia Gas Transmission Corporation. Algonquin competes directly in certain market areas with TGPC and Iroquois. PEPL and Trunkline compete directly with ANR Pipeline Company, Natural Gas Pipeline Company of America and Texas Gas Transmission Corporation in the Midwest market area.

     Natural gas competes with other forms of energy available to the Company's customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in the areas served by the Company.

Regulation
     The FERC has authority to regulate rates and charges for natural gas transported in or stored for interstate commerce or sold by a natural gas company in interstate commerce for resale. For further discussion of rate matters, see Note 5 to the Consolidated Financial Statements, "Regulatory Matters." The FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. TETCO, Algonquin, PEPL, Trunkline and Pan Gas hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

     The Natural Gas Transmission segment's pipelines operate as open-access transporters of natural gas. In 1992, the FERC issued Order 636, which requires open-access pipelines to provide firm and interruptible transportation services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier. To implement this requirement, Order 636 provided, among other things, for mandatory unbundling of services that have historically been provided by pipelines into separate open-access transportation, sales and storage services. Order 636 allows pipelines to recover eligible costs, known as "transition costs," resulting from the implementation of Order 636. For further discussion of Order 636, see Note 5 to the Consolidated Financial Statements, "Regulatory Matters."

     The Natural Gas Transmission segment is subject to the jurisdiction of the Environmental Protection Agency (EPA) and state environmental agencies. For a discussion of environmental regulation, see "Business, Environmental Matters." The Natural Gas Transmission segment is also subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline safety requirements, and to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

ENERGY SERVICES

     The Energy Services segment is comprised of several separate business units: Field Services, Trading and Marketing, Global Asset Development and Other Energy Services. See certain operating statistics of the Energy Services segment under "Operating Statistics." Activities of the Energy Services segment can fluctuate in response to the seasonality affecting both electricity and natural gas.

Field Services
     Field Services owns and operates approximately 17,000 miles of natural gas gathering systems, including intrastate pipelines, and 27 natural gas processing plants in the United States. Field Services also has ownership interests in 11 other natural gas processing plants in the United States.

     Field Services' gathering systems are located in 10 states, which serve major gas-producing regions in the Rocky Mountains, Permian Basin, Mid-Continent and Gulf Coast (offshore and onshore) areas. Field Services' gathering operations also include several intrastate pipeline systems and two natural gas storage facilities.

     Field Services' NGL processing operations involve the extraction of NGLs from natural gas and, at certain facilities, the fractionation of the NGLs into their individual components (ethane, propane, butane and natural gasoline). The natural gas used in Field Services' processing operations is generally gathered on its own gathering system or from the natural gas stream on the Company's transmission system. Field Services also operates approximately 450 miles of NGL pipelines in the Texas Gulf Coast area which transport NGLs received from 12 processing plants in South Texas. NGLs are sold by Field Services to a variety of customers ranging from large multi-national petrochemical and refining companies to small family-owned retail propane distributors. NGL sales are based upon current market-related prices. Field Services also provides, on a more limited basis, processing services to producers and others for a stipulated fee and produces helium at the National Helium facility.

     Field Services also operates approximately 1,500 miles of intrastate crude oil pipelines in the Mid-Continent and South Texas areas. The crude oil pipeline system provides gathering and mainline transportation service, for a volumetric fee, based on published tariffs. Crude oil is also purchased from producers and sold to end-users.

Trading and Marketing

     The Company's energy marketing operations are conducted through Duke Energy Trading and Marketing L.L.C. in the United States and Duke Energy Marketing Limited Partnership in Canada (collectively, DETM) and through Duke/Louis Dreyfus L.L.C. (D/LD).

     DETM was formed in August 1996 as a natural gas and power marketing joint venture with Mobil Corporation (Mobil). All of Mobil's United States and Canadian natural gas production is committed to be marketed through DETM for at least a 10-year period. The Company, through its affiliates, operates the joint venture and owns a 60% interest, with Mobil owning a 40% minority interest.

     In June 1997, Duke Capital acquired the remaining 50% ownership interest in D/LD not already owned from affiliates of Louis Dreyfus Corp, and subsequently contributed this ownership interest to subsidiaries of the Company. A substantial portion of the Company's trading and marketing of electricity is conducted through D/LD.

     Trading and Marketing markets natural gas primarily to LDCs, electric power generators, municipalities, industrial end-users and energy marketing companies and markets electricity to investor owned utilities, municipal power generators and other power marketers. Operations are primarily in the United States and, to a lesser extent, in Canada, and are serviced through 13 offices or operating centers.

     Natural gas marketing operations encompass both on-system and off-system sales. With respect to on-system sales, Trading and Marketing generally purchases natural gas from the Company's Field Services' facilities and delivers the gas to an intrastate or interstate pipeline for redelivery to another customer. The Company's Natural Gas Transmission pipelines are utilized for deliveries when prudent. With respect to off-system sales, Trading and Marketing purchases natural gas from producers, pipelines and other suppliers not connected with the Company's facilities for resale to customers.

     Trading and Marketing has a portfolio of short-term and long-term sales agreements with customers, the vast majority of which incorporate market-sensitive pricing terms. Long-term gas purchase agreements with producers, principally entered into in connection with on-system sales, generally also include market-sensitive pricing provisions. Purchases and sales of off-system gas and electricity supply are normally made under short-term contracts. Purchase and sales commitments involving significant price and location risk are generally hedged with commodity futures, swaps and options. For information concerning the Company's risk-management activities, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk" and Note 8 to the Consolidated Financial Statements, "Financial Instruments and Risk Management - Commodity Derivative Instruments."

     Trading and Marketing also provides energy management services, such as supply and market aggregation, peaking services, dispatching, balancing, transportation, storage, tolling, contract negotiation and administration, as well as energy commodity risk management products and services.

Global Asset Development
     Global Asset Development is an active participant in competitive power markets worldwide and has ownership interests in more than 6,500 megawatts of generation worldwide, including projects under construction and under contract. Global Asset Development is comprised of three units: Duke Energy Power Services
(DEPS), Duke Energy Industrial Asset Development, and Duke Energy International.

     DEPS develops, owns and operates electric generation projects for customers in the United States and Canada. DEPS focuses on acquisitions of existing energy production facilities, greenfield opportunities and operating energy assets. Domestic investments include a 32.5% indirect ownership interest in American Ref-Fuel Company, which owns five waste-to-energy facilities in New York, New Jersey, Massachusetts and Connecticut. Such facilities process about 4 million tons of municipal solid waste per year and have an aggregate generating capacity of 286 megawatts. DEPS's projects under construction include an ownership interest in the Bridgeport Energy Project, a 520 megawatt combined cycle natural gas-fired merchant generation plant, which will be Connecticut's largest non-nuclear power plant.

     On November 18, 1997, DEPS entered into an agreement with Pacific Gas & Electric Company (PG&E) for the purchase of three electric generating plants in California for approximately $500 million. The plants have a combined net operating capacity of 2,645 megawatts. The sale is expected to close during 1998. Pursuant to California's electric restructuring law, DEPS must contract with PG&E to operate and maintain the facilities for two years following the sale. Energy and capacity from the plants will be sold into the California power exchange and under separate contracts.

     Duke Energy Industrial Asset Development was formed in July 1997 to develop, own, manage and operate on-site, inside-the-fence electric generation and energy conversion facilities for industrial customers. Its market focus is the United States and Canada. This unit is currently working with prospective customers from the textile, pulp and paper, petrochemical, agricultural, food and automotive industries and the federal privatization sector.

     Duke Energy International develops, owns and operates energy projects worldwide. This unit focuses on projects involving natural gas exploration, production, processing, transportation and supply. Additionally, projects include generation, delivery and marketing of electric power and thermal energy. Its ownership interests include investments in National Methanol Company, a methanol plant and methyl tertiary butyl ether plant in Saudi Arabia; one storage facility and two liquid natural gas (LNG) vessels utilized in international LNG trade; Piedra del Aguilla, a 1,400 megawatt hydroelectric generating facility in Argentina; and Puncakjaya Power, a 194 megawatt diesel fired plant in Indonesia. Certain projects under construction include investments in:

o  Nueva Renca, a 370 megawatt gas fired plant in Chile

o Aguaytia, Peru's first integrated energy development project encompassing natural gas development and production, gathering, processing and transmission facilities; gas-fired electric generation and electric transmission.

Other Energy Services
     Other Energy Services provides engineering consulting, construction and integrated energy solutions, primarily through Duke Engineering & Services, Inc. (DE&S), Duke/Flour Daniel and DukeSolutions, Inc. (DukeSolutions).

     DE&S specializes in energy and environmental projects and provides comprehensive engineering, quality assurance, project and construction management and operating and maintenance services for all phases of hydroelectric, nuclear and renewable power generation projects worldwide.

     Duke/Flour Daniel, operating through several entities, provides full service siting, permitting, licensing, engineering, procurement, construction, start-up, operating and maintenance services for fossil-fired plants, both domestically and internationally.

     DukeSolutions provides integrated energy solutions to industrial, commercial, institutional, governmental and wholesale customers and focuses on increasing customers' efficiency, productivity and profitability through energy cost savings.

Competition
     Field Services and Trading and Marketing compete with major integrated oil companies, major interstate pipelines and their marketing affiliates, national and local natural gas gatherers, brokers, marketers and distributors and electric utilities and other electric power marketers for natural gas supplies, in gathering and processing natural gas and in marketing and transporting natural gas, electricity, NGLs and crude oil. Competition for natural gas supplies is primarily based on efficiency, reliability, availability of transportation and the ability to obtain a satisfactory price for the producer's natural gas. Competition for customers is based primarily upon reliability and price of delivered natural gas, NGLs and crude oil. Competition in the energy marketing business is driven by the price of commodities and services delivered, along with the quality and reliability of services provided.

     The Global Asset Development and Other Energy Services business units experience substantial competition in their fields from utility companies in the United States or abroad and from independent companies.

Regulation
     The intrastate pipelines owned by the Field Services group are subject to state regulation and, to the extent they provide services under Section 311 of the Natural Gas Policy Act of 1978 (NGPA), are also subject to the FERC regulation. The natural gas gathering activities of the Field Services group are generally not subject to regulation by the FERC, but are subject to state regulation.

     The energy marketing activities of the Trading and Marketing group may, in certain circumstances, be subject to the jurisdiction of the FERC. Current FERC policies permit the Trading and Marketing entities subject to the FERC jurisdiction to market natural gas and electricity at market-based rates.

     The North Carolina Utilities Commission, Public Service Commission of South Carolina and the FERC have implemented regulations governing access to regulated electric customer data by non-regulated entities and services provided between regulated and non-regulated affiliated entities. These regulations affect Energy Services' activities with Duke Energy's Electric Operations segment.

     The Energy Services segment is subject to the jurisdiction of the EPA and state environmental agencies. For a discussion of environmental regulation, see "Business, Environmental Matters." The Energy Services segment is also subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline and LNG plant safety requirements, and to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

ENVIRONMENTAL MATTERS

     The Company is subject to federal, state and local regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Certain environmental regulations affecting the Company include, but are not limited to:

o    The Clean Air Act Amendments of 1990;
o State Implementation Plans (SIP), which were issued by the EPA to 22 states related to existing and new national ambient air quality standards for ozone;
o The Federal Water Pollution Control Act Amendments of 1987, which require permits for facilities that discharge treated wastewater into the environment; and
o The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which can require any individual or entity which may have owned or operated a disposal site, as well as transporters or generators of hazardous wastes which were sent to such site, to share in remediation costs for the site.

     For further discussion of environmental matters involving the Company, including possible liability and capital costs, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Environmental" and Note 12 to the Consolidated Financial Statements, "Commitments and Contingencies - Environmental." Except as set forth therein, compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the consolidated results of operations or financial position of the Company.

OTHER MATTERS

     Foreign operations and export sales are not material to the Company's business as a whole. For a discussion of risks associated with the Company's foreign operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk - Foreign Operations Risk."

     At December 31, 1997, the Company had approximately 8,300 employees.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     From time to time, the Company may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. For a discussion of some factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -Forward-Looking Statements."

OPERATING STATISTICS

----------------------------------------------------------- ---------------------------------------------------------------------
Natural Gas Transmission                                                          Years Ended December 31
                                                            ---------------------------------------------------------------------
                                                                1997          1996          1995          1994          1993
                                                            ------------- ------------- ------------- ------------- -------------
Throughput Volumes, TBtu(a):
   Northeast Pipelines
      TETCO                                                      1,300         1,349         1,234         1,194         1,115
      Algonquin                                                    341           327           331           288           245
                                                            ------------- ------------- ------------- ------------- -------------
         Total Northeast Pipelines                               1,641         1,676         1,565         1,482         1,360
   Midwest Pipelines
      PEPL                                                         659           687           663           626           607
      Trunkline                                                    620           632           519           560           633
                                                            ------------- ------------- ------------- ------------- -------------
         Total Midwest Pipelines                                 1,279         1,319         1,182         1,186         1,240
   Intercompany eliminations                                       (58)          (56)          (44)          (91)         (125)
                                                            ------------- ------------- ------------- ------------- -------------
Total Natural Gas Transmission                                   2,862         2,939         2,703         2,577         2,475
----------------------------------------------------------- ------------- ------------- ------------- ------------- -------------


----------------------------------------------------------- ---------------------------------------------------------------------
Energy Services                                                                   Years Ended December 31
                                                            ---------------------------------------------------------------------
                                                                1997          1996          1995          1994          1993
                                                            ------------- ------------- ------------- ------------- -------------
Field Services Natural Gas Gathered/Processed, TBtu/d(b)           3.4           2.9           1.9           1.6           1.4
Field Services NGL Production, MBbl/d(c)                         103.9          76.5          54.8          49.4          42.0
Trading and Marketing Natural Gas Marketed, TBtu/d                 6.9           5.5           3.6           2.7           2.1
Trading and Marketing Electricity Marketed, GWh(d)              64,650         4,229           513             -             -
----------------------------------------------------------- ------------- ------------- ------------- ------------- -------------

(a)  Trillion British thermal units
(b)  Trillion British thermal units per day
(c)  Thousand barrels per day
(d)  Gigawatt-hours

Item 2. Properties.

NATURAL GAS TRANSMISSION

     TETCO's gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one consisting of three large-diameter parallel pipelines and the other consisting of from one to three large-diameter pipelines over its length. TETCO's system, including its gathering systems, has 73 compressor stations. The TETCO system connects with the PEPL and Trunkline systems in Lebanon, Ohio.

     TETCO also owns and operates two offshore Louisiana gas supply systems, which extend over 100 miles into the Gulf of Mexico and consist of 490 miles of pipeline.

     Algonquin's transmission system connects with TETCO's facilities in New Jersey, and extends through New Jersey, New York, Connecticut, Rhode Island and Massachusetts. The system consists of approximately 250 miles of pipeline with 6 compressor stations.

     PEPL's transmission system, which consists of four large-diameter parallel pipelines and 13 mainline compressor stations, extends a distance of approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through the states of Missouri, Illinois, Indiana and Ohio into Michigan.

     Trunkline's transmission system extends approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through the states of Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border. The system consists principally of three large-diameter parallel pipelines and 18 mainline compressor stations.

     Trunkline also owns and operates two offshore Louisiana gas supply systems consisting of 337 miles of pipeline extending approximately 81 miles into the Gulf of Mexico.

     For information concerning natural gas storage properties, see "Business, Natural Gas Transmission."

ENERGY SERVICES

     For information regarding the properties of Field Services, see "Business, Energy Services - Field Services."

     Global Asset Development owns two LNG ships, each with a transportation capacity of 125,000 cubic meters of LNG. Both vessels have been chartered to Nigeria LNG Limited (Nigeria LNG) for 22 years starting in 1999. Under the terms of the charter, Nigeria LNG will have the right to purchase the vessels.

     Global Asset Development also owns a marine terminal, storage and regasification facility for LNG located in Louisiana. The LNG facility has a design output capacity of approximately 700 million cubic feet per day (MMcf/d) and a storage capacity of approximately 1.8 million barrels, which approximates 6 Bcf.

     Other generation, transmission and distribution properties of Global Asset Development are owned primarily through joint ventures in which the Company's ownership interest is 50% or less.

     Properties of Trading and Marketing and Other Energy Services are not considered material to the Company's operations as a whole.

OTHER OPERATIONS

     None of the properties used in connection with the Company's other business activities are considered material to the Company's operations as a whole.


Item 3. Legal Proceedings.

     See Note 12 to the Consolidated Financial Statements, "Commitments and Contingencies - Litigation" and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Environmental" for a discussion of material legal proceedings.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     All of the outstanding Common Stock of the Company is, as of the date hereof, owned by Duke Capital. There is no market for the Common Stock. Dividends on the Common Stock will be paid when declared by the Board of Directors. Dividends declared on Common Stock were $217.2 million and $142.5 million in 1997 and 1996, respectively. At present, the Company plans to pay a quarterly dividend on the Common Stock.


Item 6. Selected Financial Data.

---------------------------------------------------- -------------- -------------- -------------- -------------- --------------
In Millions                                               1997(a)        1996(a)        1995(a)        1994(a)        1993(a)
---------------------------------------------------- -------------- -------------- -------------- -------------- --------------
Income         Operating Revenues                     $  11,805.1   $    7,715.5   $    5,098.3   $    4,677.6    $   4,368.5
Statement      Operating Expenses                        11,046.5        6,917.1        4,368.1        4,048.3        3,861.1
                                                     -------------- -------------- -------------- -------------- --------------
               Operating Income                             758.6          798.4          730.2          629.3          507.4
               Other Income and Expenses                     37.0           19.8           18.0           (1.8)          46.6
                                                     -------------- -------------- -------------- -------------- --------------
               Earnings Before Interest and Taxes           795.6          818.2          748.2          627.5          554.0
               Interest Expense                             199.8          224.8          233.7          228.6          262.9
               Minority Interest                             21.4            6.2            -              -              -
                                                     -------------- -------------- -------------- -------------- --------------
               Earnings Before Income Taxes                 574.4          587.2          514.5          398.9          291.1
               Income Taxes                                 230.1          225.3          203.0          165.7          119.8
                                                     -------------- -------------- -------------- -------------- --------------
               Income Before Extraordinary Item             344.3          361.9          311.5          233.2          171.3
               Extraordinary Item                             -             16.7            -              -              -
                                                     -------------- -------------- -------------- -------------- --------------
               Net Income                            $      344.3   $       345.2  $       311.5  $       233.2   $     171.3
-------------- ------------------------------------- -------------- -------------- -------------- -------------- --------------
Balance        Total Assets                          $   10,385.3   $    9,202.7   $    7,705.5   $    7,513.2    $   7,585.5
Sheet          Long-term Debt                        $     1,936.5  $    1,947.0   $    2,091.7   $    2,363.7    $   2,085.5
-------------- ------------------------------------- -------------- -------------- -------------- -------------- --------------

(a) Financial information reflects the accounting for the combination of the Company with Duke Engineering & Services, Inc., DukeSolutions, Inc. and Duke Energy Global Asset Development, Inc. as a pooling of interests. As a result, the financial information gives effect to the combination as if it had occurred on January 1, 1993.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

     PanEnergy Corp (PanEnergy) is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). On June 18, 1997, Duke Power Company changed its name to Duke Energy Corporation in accordance with the terms of the merger agreement with PanEnergy, pursuant to which Duke Energy issued 158.3 million shares of its common stock in exchange for all the outstanding stock of PanEnergy (the merger). PanEnergy was merged with a wholly owned subsidiary of Duke Energy, with PanEnergy as the surviving corporation. Pursuant to the merger, each share of PanEnergy's outstanding common stock was converted into the right to receive 1.0444 shares of Duke Energy common stock. In addition, each outstanding option to purchase PanEnergy common stock became an option to purchase common stock of Duke Energy, adjusted accordingly. The merger was accounted for as a pooling of interests.

     Subsequently, the common stock of PanEnergy was contributed by Duke Energy to Duke Capital Corporation (Duke Capital), a wholly owned subsidiary which serves as the parent company of Duke Energy's non-utility operations.

     In October 1997, Duke Capital contributed the common stock of several wholly owned subsidiaries to PanEnergy. These subsidiaries included Duke Engineering & Services, Inc., DukeSolutions, Inc., and Duke Energy Global Asset Development, Inc. The consolidated financial statements for periods prior to the combination were restated to include the operations of these subsidiaries.

     PanEnergy and its subsidiaries (the Company) conducts its operating activities primarily through two business segments:

     The Natural Gas Transmission segment is involved in interstate transportation and storage of natural gas for customers in the Mid-Atlantic, New England and Midwest states. The interstate natural gas transmission and storage operations of the Company's wholly owned subsidiaries are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

     The Energy Services segment is comprised of several separate business units: Field Services - gathers and processes natural gas, produces and markets natural gas liquids and transport and trades crude oil; Trading and Marketing - markets natural gas, electricity and other energy-related products; Global Asset Development - develops, owns and operates energy-related facilities worldwide; and Other Energy Services - provides engineering consulting, construction and integrated energy solutions.

     The Other Operations of the Company include corporate costs and intersegment eliminations.

     Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements of the Company.


RESULTS OF OPERATIONS

     Net income in 1997 decreased slightly as compared to 1996, from $345.2 million in 1996 to $344.3 million in 1997. The decrease was due primarily to increases in non-recurring merger related costs, Trading and Marketing's operations due primarily to growth and amortization of goodwill associated with the purchase of the remaining 50% ownership interest of the Duke/Louis Dreyfus joint venture (see Note 3 to the Consolidated Financial Statements, "Business Combinations and Acquisitions - Duke/Louis Dreyfus, L.L.C."). These increases were offset by Natural Gas Transmission's market-expansion projects placed in service and an extraordinary item related to the early retirement of debt in 1996.

     Operating income of the Company for 1997 was $758.6 million as compared to $798.4 million in 1996. Earnings before interest and taxes (EBIT) were $795.6 million and $818.2 million for 1997 and 1996, respectively. Operating income and earnings before interest and taxes are not materially different, and are affected by the same fluctuations for the Company and each of its business segments. Earnings before interest and taxes by business segment are summarized below, and the explanation of these results by business segment is provided thereafter.

     Earnings Before Interest and Taxes by Business Segment is as follows:

----------------------------------------------------- ------------ ------------
In Millions                                              1997         1996
----------------------------------------------------- ------------ ------------
Natural Gas Transmission
    Northeast Pipelines                                $   420.5    $   399.4
    Midwest Pipelines                                      203.9        196.1
                                                      ------------ ------------
      Total Natural Gas Transmission                       624.4        595.5
                                                      ------------ ------------
Energy Services
    Field Services                                         157.0        151.6
    Trading and Marketing                                   44.4         57.9
    Global Asset Development                                 4.5          -
    Other Energy Services                                    8.8         18.2
                                                      ------------ ------------
      Total Energy Services                                214.7        227.7
                                                      ------------ ------------
Other Operations                                           (43.5)        (5.0)
                                                      ------------ ------------
Consolidated EBIT                                      $   795.6    $   818.2
----------------------------------------------------- ------------ ------------

     Net income for 1997 is net of a full year of the minority interest associated with the joint venture with Mobil Corporation (Mobil) in the Trading and Marketing operation of the Energy Services segment (see Note 3 to the Consolidated Financial Statements, "Business Combinations and Acquisitions - Duke Energy Trading and Marketing, L.L.C.).

     Included in the amounts discussed below are intercompany transactions that do not impact consolidated earnings before interest and taxes.

Natural Gas Transmission

----------------------------------------------------- ------------ ------------
Dollars in  Millions                                     1997         1996
----------------------------------------------------- ------------ ------------
Revenue                                                $ 1,572.1    $ 1,556.3
Operating Expenses                                         964.4        972.5
                                                      ------------ ------------
Operating Income                                           607.7        583.8
Other Income, Net of Expenses                               16.7         11.7
                                                      ------------ ------------
EBIT                                                  $    624.4   $    595.5
----------------------------------------------------- ------------ ------------
Volumes, Tbtu(a)                                           2,862        2,939
----------------------------------------------------- ------------ ------------
(a) Trillion British thermal units

     During 1997, the Natural Gas Transmission segment completed the organization of its operations into the Northeast Pipelines, which includes Texas Eastern Transmission Corporation (TETCO) and Algonquin Gas Transmission Company (Algonquin), and the Midwest Pipelines, which includes Panhandle Eastern Pipe Line Company (PEPL) and Trunkline Gas Company (Trunkline). Earnings before interest and taxes for the Natural Gas Transmission segment increased 5% in 1997 over the prior year, with increases in earnings at Northeast Pipelines and Midwest Pipelines of 5% and 4%, respectively. Earnings before interest and taxes increased primarily due to market-expansion projects placed in service and the favorable resolution of regulatory matters in 1997 in amounts in excess of those resolved in 1996. The resolution of regulatory matters was reflected as additional revenue and other income. The increases were partially offset by certain litigation expenses recorded in 1997.

Energy Services

     As noted previously in the table of Earnings Before Interest and Taxes by Business Segment, earnings before interest and taxes for the Energy Services segment in 1997 decreased slightly as compared to 1996. During 1997 and 1996, these fluctuations were driven primarily by the results of operations of Field Services and Trading and Marketing, which are described below. Additionally, earnings before interest and taxes for Other Energy Services decreased primarily due to reduced income from an affiliate's domestic construction activities.

Field Services

----------------------------------------------------- ------------ ------------
Dollars in Millions                                      1997         1996
----------------------------------------------------- ------------ ------------
Revenue                                                $ 3,054.6    $ 2,636.5
Operating Expenses                                       2,897.9      2,487.1
                                                      ------------ ------------
Operating Income                                           156.7        149.4
Other Income, Net of Expenses                                0.3          2.2
                                                      ------------ ------------
EBIT                                                  $    157.0   $    151.6
----------------------------------------------------- ------------ ------------
Volumes
Natural Gas Gathered/Processed, TBtu/d(a)                    3.4          2.9
NGL Production, MBbl/d(b)                                  103.9         76.5
----------------------------------------------------- ------------ ------------
(a)  Trillion British thermal units per day
(b)  Thousand barrels per day

     Field Services' earnings before interest and taxes increased 4% for 1997 over 1996 primarily due to higher volumes as a result of acquisitions in 1996. Natural gas gathered and processed volumes increased 17% and natural gas liquids
(NGLs) production increased 36%. Partially offsetting these increases were higher natural gas prices, which increased operating expenses, and a decrease in NGL prices of 8%, which decreased revenues.

Trading and Marketing

----------------------------------------------------- ------------ ------------
Dollars in Millions                                      1997         1996
----------------------------------------------------- ------------ ------------
Revenue                                                $ 7,488.7    $ 3,814.0
Operating Expenses                                       7,446.0      3,757.7
                                                      ------------ ------------
Operating Income                                            42.7         56.3
Other Income, Net of Expenses                                1.7          1.6
                                                      ------------ ------------
EBIT                                                  $      44.4  $     57.9
----------------------------------------------------- ------------ ------------
Volumes
Natural Gas Marketed, TBtu/d                                 6.9          5.5
Electricity Marketed, GWh(a)                              64,650        4,229
----------------------------------------------------- ------------ ------------
(a)  Gigawatt-hours

     Duke Capital acquired the remaining 50% ownership interest in the Duke/Louis Dreyfus, L.L.C. (D/LD) joint venture in June 1997, and then contributed this ownership to subsidiaries of the Company. This acquisition, coupled with a full year of operations of the joint venture with Mobil formed in August 1996, accounted for the significant increases in Trading and Marketing revenues, related operating expenses and volumes in 1997 over 1996. Natural gas marketed volumes increased 25%, in addition to increases in natural gas margins from trading activities, which were largely offset by the emerging electric power trading and marketing activities. Higher operating expenses, driven mainly by increased personnel levels and system development costs to provide the necessary infrastructure for growth in the trading and marketing business, resulted in a decrease in earnings before interest and taxes in 1997 as compared to 1996.

Other Operations

     As noted previously in the table of Earnings Before Interest and Taxes by Business Segment, earnings before interest and taxes for Other Operations declined $38.5 million in 1997 as compared to 1996. The decrease was primarily the result of non-recurring merger related costs and the 1997 amortization of goodwill associated with the purchase of the remaining 50% ownership interest in the D/LD joint venture. These decreases were partially offset by a gain on the sale of the Company's ownership interest in the Midland Cogeneration Venture in 1997.

Other Impacts on Net Income

     In 1997, interest expense decreased $25 million, or 11%, as compared to 1996 as a result of lower interest rates.

     Minority interests in 1997 and 1996 relate primarily to the joint venture with Mobil.

     On October 1, 1996, a subsidiary of the Company redeemed its $150 million, 10% debentures and its $100 million, 10 1/8% debentures, both due 2011. The Company recorded a non-cash extraordinary item of $16.7 million (net of income tax of $10.3 million) related to the unamortized discount on this early retirement of debt.


LIQUIDITY AND CAPITAL RESOURCES

     Operating Cash Flow. Operating cash flows decreased $145 million from 1996 to 1997. This decrease reflects the cash impacts of natural gas transition cost recoveries and receivables sold in 1996 and repaid in 1997, which were classified as current liabilities. Additionally, payments associated with rate case settlements during 1997 caused cash flows from operations to decrease.

     Assets and liabilities recorded in the Consolidated Balance Sheets related to the natural gas transition cost recoveries and the related cash flow impacts are effected by state and federal regulatory initiatives and specific agreements. For more information on the natural gas transition cost recoveries, see Note 5 to the Consolidated Financial Statements, "Regulatory Matters."

     Investing Cash Flow. Capital and investment expenditures were approximately $824.2 million in 1997 compared with approximately $811.2 million in 1996. Increased capital and investment expenditures were partially due to the acquisition of an ownership interest in American Ref-Fuel Company.
Additionally, increased business expansion for the Natural Gas Transmission segment caused expenditures to increase. These increases were partially offset by the 1996 acquisition of certain assets from Mobil for approximately $300 million by Field Services.

     Also in June 1997, the Company signed a letter of intent to build a $265 million, 520-megawatt combined cycle natural gas fired merchant generation plant in Bridgeport, Connecticut. The Company will be majority owner, with the first phase of the project scheduled to provide power in mid-1998. The project is currently under construction.

     During December 1997, a wholly owned subsidiary of the Company formed a joint venture with UAE Ref-Fuel L.L.C. (UAE), a wholly owned subsidiary of United American Energy Corp. The Company owns a 65% interest in the joint venture, with UAE owning a 35% minority interest. The joint venture acquired a 50% ownership interest in American Ref-Fuel Company, a waste-to-energy firm, with operations primarily in New York and New Jersey. Thus, the Company has an indirect 32.5% ownership interest in American Ref-Fuel Company and provided $237 million of investment and financing to the venture.

     During 1997, the Company sold its equity interest in certain affiliates and its ownership in trading and marketing operations in the United Kingdom. Proceeds from these sales were $87 million.

     The Company plans to maintain its regulated facilities and pursue business expansion of its regulated operations as opportunities arise. Projected 1998 capital and investment expenditures for the Natural Gas Transmission segment, including allowance for funds used during construction, are approximately $300 million. This projection is subject to periodic review and revisions. Actual expenditures incurred may vary from such estimates due to various factors, including business expansion opportunities, environmental matters and cost and availability of capital.

     The Energy Services segment plans to spend approximately $100 million in 1998 for required capital expenditures at its existing facilities. In addition, the Company is seeking to significantly grow its Energy Services businesses, primarily through the Global Asset Development business unit. One expansion opportunity includes the 520-megawatt combined cycle natural gas fired merchant generation plant in Bridgeport, Connecticut already under construction. Another growth opportunity includes the recently announced agreement to purchase from Pacific Gas & Electric Company three power plants in California. The power plants have a combined capacity of 2,645 megawatts. The purchase price is estimated at approximately $500 million and the transaction is expected to close during 1998. Global Asset Development is actively pursuing other similar initiatives which will likely require significant capital and investment expenditures in 1998. Potential investments will be subject to periodic review and revision and may vary significantly depending on the value-added opportunities presented.

     Financing Cash Flow. Subsequent to the merger, several rating agencies reviewed and in some cases revised their debt ratings for the Company and its subsidiaries PEPL and TETCO. As of December 31, 1997, the Company has been assigned a senior debt rating of A- by Standard & Poor's Group. The Company's intent is to maintain this credit rating.

     At December 31, 1996, the Company had two variable-rate bank credit agreements that permitted the Company to borrow up to $400 million under a 364-day facility and $400 million under a five-year facility. During August 1997, these credit facilities were terminated. As a result, Duke Capital began providing credit support for the Company in August 1997.

     Since December 31, 1996, $114.5 million of the Company's medium term notes matured. These retirements were funded primarily through the Company's commercial paper facilities, before they were terminated in August 1997.

     The Company has authority to issue up to $250 million aggregate principal amount of unsecured debt securities under shelf registration statements filed with the Securities and Exchange Commission.

     Dividends and debt repayments, along with operating and investing requirements, are expected to be funded by cash from operations, debt and Duke Capital's credit facilities. As noted previously, the Company is seeking to significantly grow its Energy Services businesses, which will likely require significant additional financing.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The Company is exposed to changes in interest rates as a result of its issuance of fixed-rate debt. The Company manages its interest rate exposure by monitoring the effects of market changes in interest rates. The Company had no variable-rate debt outstanding at December 31, 1997; therefore, a change in interest rates would not have an effect on the earnings of the Company. (See Note 8, "Financial Instruments and Risk Management" and Note 11, "Debt and Credit Facilities" to the Consolidated Financial Statements).

     Commodity Price Risk. The Company, substantially through its subsidiaries, is exposed to the impact of market fluctuations in the price and transportation costs of natural gas, electricity and petroleum products marketed and employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, including futures, swaps and options. (See Note 8 to the Consolidated Financial Statements, "Financial Instruments and Risk Management.") The Company measures the risk in its commodity derivative portfolio on a daily basis utilizing a Value-at-Risk
(VAR) model to determine the maximum potential one-day favorable or unfavorable impact on its earnings and monitors its risk in comparison to established thresholds. The Company also utilizes other measures to monitor the risk in its commodity derivative portfolio on a monthly, quarterly and annual basis. The VAR computations are based on an historical simulation, which utilizes price movements over a specified period to simulate forward price curves in the energy markets to estimate the favorable or unfavorable impact of one-day's price movement on the existing portfolio. The VAR computations utilize several key assumptions, including the confidence level for the resultant price movement and the holding period chosen for the calculation. The Company's calculation includes commodity derivative instruments held for trading purposes and excludes the effects of written and embedded physical options in the trading portfolio. At December 31, 1997, the Company's estimated potential one-day favorable or unfavorable impact on income before taxes, as measured by VAR, related to its commodity derivatives held for trading purposes, was approximately $2 million. Changes in markets inconsistent with historical trends could cause actual results to exceed predicted limits. Market risks associated with commodity derivatives held for purposes other than trading were not material at December 31, 1997.

     Subsidiaries of the Company are also exposed to market fluctuations in the price of NGLs related to their ongoing gathering and processing operating activities. Because the Company generally does not maintain an inventory of NGLs or actively trade commodity derivatives related to NGLs, the Company was not exposed to this risk at December 31, 1997. However, the Company closely monitors the risks associated with NGL price changes on its future operations.

     Foreign Operations Risk. The Company has investments in several international operations, many of which are joint ventures. At December 31, 1997, the Company had investments in international affiliates of $220.4 million. These investments represent primarily investments in affiliates which own energy-related production, generation and transmission facilities.

     The Company is exposed to foreign currency risk, sovereign risk and other foreign operations risks, primarily through investments in affiliates of $33.9 million in Asia and $100.7 million in South America. In order to mitigate risks associated with foreign currency fluctuations, the majority of contracts entered into by the Company or its affiliates are denominated in or indexed to the U.S. dollar. Other exposures to foreign currency risk, sovereign risk or other foreign operations risk are periodically reviewed by management and were not material to the Company's consolidated results of operations or financial position during the period.


CURRENT ISSUES

     Operations Outlook. Due to increased competition, especially for the Midwest Pipelines, relatively slow growth is expected for future operations of the Company's Natural Gas Transmission segment. The Natural Gas Transmission segment continues to offer selective discounting to maximize revenues from existing capacity and to advance projects that provide expanded services to meet the specific needs of customers. Several projects have been announced that position the Natural Gas Transmission segment to meet increasing demand for gas in northeast markets by providing continuous paths from new supplies in both eastern and western Canada in addition to traditional domestic supply basins.

     The Company is seeking to significantly grow its Energy Services segment. Deregulation of energy markets in the U.S. and abroad is providing substantial opportunities for the Energy Services business units to capitalize on their broad capabilities. Growth is expected to be achieved through acquisitions, construction of greenfield projects and expansion of existing facilities as value-added opportunities present themselves.

     Environmental. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

     Superfund Sites. Subsidiaries of the Company are considered by regulators to be a potentially responsible party and may be subject to future liability at six federal Superfund sites. While the cost of remediation of the remaining sites may be substantial, the Company's subsidiaries will share in any liability associated with remediation of contamination at such sites with other potentially responsible parties. Management is of the opinion that resolution of these matters will not have a material adverse effect on the consolidated results of operation or financial position of the Company.

     PCB (Polychlorinated Biphenyl) Assessment and Clean-up Programs. TETCO, a wholly owned subsidiary of the Company, is currently conducting PCB assessment and clean-up programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site assessment, installation of on-site source control equipment and groundwater monitoring wells, and on- and off-site clean-up work. TETCO expects to complete these clean-up programs during 1998. Groundwater monitoring activities will continue at several sites beyond 1998.

     The Company has also identified environmental contamination at certain sites on the PEPL and Trunkline systems and is undertaking clean-up programs at these sites. The contamination resulted from the past use of lubricants containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the Environmental Protection Agency (EPA) and appropriate state regulatory agencies on these matters. Environmental clean-up programs are expected to continue until 2002.

     At December 31, 1997 and 1996, the Company had accrued liabilities for remaining estimated clean-up costs on the TETCO, PEPL and Trunkline systems, which were included in Environmental Clean-up Liabilities in the Consolidated Balance Sheets. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims. Costs expected to be recovered from customers are included in the Consolidated Balance Sheets as of December 31, 1997 and 1996, as Regulatory Assets and Deferred Debits.

     In 1987, the Commonwealth of Kentucky instituted a suit in state court against TETCO, alleging improper disposal of PCBs at TETCO's three compressor station sites in Kentucky. This suit is still pending. In 1996, TETCO completed clean-up of these sites under the U.S. Consent Decree.

     The federal and state clean-up programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. Based on the Company's experience to date and costs incurred for clean-up operations, management believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     Air Quality Control. In 1994, the State of Missouri issued a Notice of Violation to PEPL alleging violations of Missouri air pollution regulations at the Company's Houstonia compressor station. The Company is in negotiations with the State to resolve this matter. The State is seeking a penalty and correction of the alleged violations.

     In December 1997, the United Nations held negotiations in Kyoto, Japan to determine how to achieve worldwide stabilization of greenhouse gas emissions, including carbon dioxide emissions from fossil-fired generating facilities. Because this matter is in the early stages of discussion, the Company cannot estimate the effects on future consolidated results of operations or financial position of the Company.

     Litigation and Contingencies. For information concerning litigation and other commitments and contingencies, see Note 12 to the Consolidated Financial Statements, "Commitments and Contingencies."

     Computer Systems Changes for the Year 2000. The Company is incurring incremental costs to modify existing computer systems to accommodate the year 2000 and beyond. The Company is currently making modifications to its programs and is of the opinion that remaining modifications will be completed before significant problems related to the year 2000 arise. Management is of the opinion that the costs associated with these modifications will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     Forward-Looking Statements. From time to time, the Company may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed and degree to which competition enters the electric and natural gas industries; industrial, commercial and residential growth in the service territories of the Company and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; the results of financing efforts; growth in opportunities for the Company's subsidiaries; and the effect of the Company's accounting policies, in each case during the periods covered by the forward-looking statements.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk."

Item 8. Financial Statements and Supplementary Data.

                        CONSOLIDATED STATEMENTS OF INCOME


PANENERGY CORPORATION                                                                      Years Ended December 31
-----------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                         1997                1996                1995
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues
      Natural gas and petroleum products
          Sales, trading and marketing of natural gas
              and petroleum products                                               $ 8,150.7           $ 5,848.0           $ 3,397.2
          Transportation and storage of natural gas                                  1,503.5             1,522.9             1,500.6
      Trading and marketing of electricity                                           1,664.9                77.8                 9.8
      Other                                                                            486.0               266.8               190.7
                                                                            ----------------    ----------------    ----------------
          Total operating revenues                                                  11,805.1             7,715.5             5,098.3
                                                                            ----------------    ----------------    ----------------

Operating Expenses
      Natural gas and petroleum products purchased                                   7,705.2             5,414.3             3,119.3
      Purchased power                                                                1,658.1                78.1                11.9
      Other operation and maintenance                                                1,256.3             1,042.4               872.2
      Depreciation and amortization                                                    336.2               301.5               280.7
      Property and other taxes                                                          90.7                80.8                84.0
                                                                           ----------------    ----------------    ----------------
          Total operating expenses                                                  11,046.5             6,917.1             4,368.1
                                                                           ----------------    ----------------    ----------------

Operating Income                                                                       758.6               798.4               730.2
                                                                           ----------------    ----------------    ----------------

Other Income and Expenses
      Allowance for funds used during construction                                       3.0                 1.9                 3.7
      Other, net                                                                        34.0                17.9                14.3
                                                                           ----------------    ----------------    ----------------
          Total other income and expenses                                               37.0                19.8                18.0
                                                                           ----------------    ----------------    ----------------

Earnings Before Interest and Taxes                                                     795.6               818.2               748.2

Interest Expense                                                                       199.8               224.8               233.7

Minority Interests                                                                      21.4                 6.2                 -
                                                                            ----------------    ----------------    ----------------

Earnings Before Income Taxes                                                           574.4               587.2               514.5

Income Taxes                                                                           230.1               225.3               203.0
                                                                           ----------------    ----------------    ----------------

Income Before Extraordinary Item                                                       344.3               361.9               311.5

Extraordinary Item (net of tax)                                                          -                  16.7                 -
                                                                           ----------------    ----------------    ----------------

Net Income                                                                           $ 344.3             $ 345.2             $ 311.5
                                                                           ================    ================    ================

                See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




PANENERGY CORPORATION                                                                   Years Ended December 31
--------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                      1997                1996                1995
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                                 $ 344.3             $ 345.2             $ 311.5
       Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                342.3               301.1               281.1
       Deferred income taxes                                                        118.2               102.3               109.2
       Extraordinary charge                                                           -                  16.7                 -
       Transition cost recoveries                                                   (35.6)               90.9               (85.2)
       Rate settlements                                                             (70.5)                6.6                14.1
       (Increase) Decrease in
           Receivables                                                             (238.1)             (647.7)             (150.0)
           Inventory                                                                (13.5)                4.6               (11.7)
           Other current assets                                                      (9.8)                7.3                96.9
       Increase (Decrease) in
           Accounts payable                                                         303.2               576.7                43.0
           Taxes accrued                                                             28.3                 7.5                12.7
           Interest accrued                                                          (9.4)               (9.4)                4.1
           Other current liabilities                                                 (8.5)              (12.0)              (21.7)
       Other, net                                                                   (60.7)               45.4               (72.7)
                                                                          --------------    ----------------    ----------------
           Net cash provided by operating activities                                690.2               835.2               531.3
                                                                          --------------    ----------------    ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                                                        (419.3)             (666.3)             (434.4)
       Investment expenditures                                                     (404.9)             (144.9)              (53.1)
       Proceeds from sales and other                                                104.1                62.2                32.2
                                                                          --------------    ----------------    ----------------
           Net cash used in investing activities                                   (720.1)             (749.0)             (455.3)
                                                                          --------------    ----------------    ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from the issuance of
           Long-term debt                                                             2.6               248.8               200.0
           Common stock and stock options                                             6.0                11.8                16.5
       Payments for the redemption of long-term debt                               (128.2)             (432.8)             (314.3)
       Net change in notes payable and commercial paper                            (354.1)              214.1               145.0
       Net change in advances - parent                                              306.1                 -                   -
       Capital infusions from parent                                                318.8               107.3                37.8
       Dividends and return of capital                                             (169.0)             (166.9)             (136.0)
       Other, net                                                                   (23.3)              (14.3)               (2.4)
                                                                          --------------    ----------------    ----------------
           Net cash used in financing activities                                    (41.1)              (32.0)              (53.4)
                                                                          --------------    ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                                (71.0)               54.2                22.6
Cash and cash equivalents at beginning of year                                      118.1                63.9                41.3
                                                                          --------------    ----------------    ----------------
Cash and cash equivalents at end of year                                           $ 47.1             $ 118.1              $ 63.9
                                                                          ==============    ================    ================

Supplemental Disclosures
      Cash paid for interest (net of amount capitalized)                          $ 208.0             $ 224.0             $ 223.0
      Cash paid for income taxes                                                   $ 99.7              $ 63.3              $ 80.8




                 See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS




PANENERGY CORPORATION                                                                                   December 31
--------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                                    1997                1996
--------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
      Cash and cash equivalents                                                                     $    47.1           $   118.1
      Receivables                                                                                     1,598.7             1,234.3
      Inventory                                                                                         145.6               132.1
      Current portion of natural gas transition costs                                                    66.9                67.9
      Unrealized gains on mark to market transactions                                                   551.3               397.2
      Other                                                                                             140.0               130.2
                                                                                             ----------------    ----------------
          Total current assets                                                                        2,549.6             2,079.8
                                                                                             ----------------    ----------------

Investments and Other Assets
      Investments in affiliates                                                                         636.8               443.9
      Pre-funded pension costs                                                                          302.6               280.6
      Goodwill, net                                                                                     503.6               222.1
      Notes receivable                                                                                  173.4                 8.5
      Other                                                                                             145.5                87.5
                                                                                            ----------------    ----------------
          Total investments and other assets                                                          1,761.9             1,042.6
                                                                                            ----------------    ----------------

Property, Plant and Equipment
      Cost                                                                                            9,194.4             8,833.5
      Less accumulated depreciation and amortization                                                  3,609.2             3,369.0
                                                                                            ----------------    ----------------
          Net property, plant and equipment                                                           5,585.2             5,464.5
                                                                                            ----------------    ----------------

Regulatory Assets and Deferred Debits
      Debt expense                                                                                       65.6                74.2
      Regulatory asset related to income taxes                                                           16.9                 4.5
      Natural gas transition costs                                                                      193.7               250.0
      Environmental clean-up costs                                                                      103.6               153.2
      Other                                                                                             108.8               133.9
                                                                                            ----------------    ----------------
          Total regulatory assets and deferred debits                                                   488.6               615.8
                                                                                            ----------------    ----------------









      Total Assets                                                                                 $ 10,385.3           $ 9,202.7
                                                                                             ================    ================







                 See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS





PANENERGY CORPORATION                                                                                      December 31
-----------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                                       1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
      Accounts payable                                                                           $   1,428.0        $    980.5
      Advances - Parent                                                                                450.5            --
      Notes payable and commercial paper                                                                --                 359.1
      Taxes accrued                                                                                    107.2              78.9
      Interest accrued                                                                                  50.3              59.7
      Current portion of natural gas transition liabilities                                             35.0              84.4
      Current portion of environmental clean-up liabilities                                             26.4              32.4
      Current maturities of long-term debt                                                              13.8             138.3
      Unrealized losses on mark to market transactions                                                 537.8             388.5
      Other                                                                                            324.3             370.6
                                                                                                   ---------          --------
          Total current liabilities                                                                  2,973.3           2,492.4
                                                                                                   ---------          --------

Long-term Debt                                                                                        1,936.5           1,947.0
                                                                                                  ----------          --------
Deferred Credits and Other Liabilities
      Deferred income taxes                                                                           1,312.9           1,189.1
      Natural gas transition liabilities                                                                78.4             121.9
      Environmental clean-up liabilities                                                               157.6             188.9
      Other                                                                                            428.4             465.4
                                                                                                   ---------          --------
          Total deferred credits and other liabilities                                               1,977.3           1,965.3
                                                                                                   ---------          --------

Minority Interests                                                                            167.2              82.3
                                                                                                   ---------          --------

Commitments and Contingencies

Common Stockholder's Equity
      Common stock, 1,000 shares issued and outstanding at
         December 31, 1997 and 1996, respectively, $1 par value per share                              151.8             151.1
      Paid-in capital                                                                                3,006.2           2,491.8
      Retained earnings                                                                                173.0              72.8
                                                                                                   ---------          --------
          Total common stockholder's equity                                                          3,331.0           2,715.7
                                                                                                   ---------          --------

      Total Liabilities and Stockholder's Equity                                                 $  10,385.3        $  9,202.7
                                                                                                   =========          ========




                 See Notes to Consolidated Financial Statements.

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY


PANENERGY CORPORATION                                                                 Years Ended December 31
-------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                              1997                 1996                1995
-------------------------------------------------------------------------------------------------------------------------------

Common Stock
      Balance at beginning of year                                              $ 151.1              $ 150.2             $ 149.1
      Stock issued for purchase of assets                                           -                    -                   0.1
      Dividend reinvestment and employee benefits                                   0.7                  0.9                 1.0
                                                                      ----------------     ----------------    ----------------
          Balance at end of year                                                  151.8                151.1               150.2
                                                                      ----------------     ----------------    ----------------

Paid-in Capital
      Balance at beginning of year                                              2,491.8              2,388.8             2,318.5
      Stock issued for purchase of assets                                           -                    -                   2.4
      Dividend reinvestment and employee benefits                                   8.4                 22.4                17.5
      Capital contributions                                                       573.8                107.4                54.0
      Return of capital                                                           (96.2)               (27.0)               (3.6)
      Other capital stock transactions, net                                        28.4                   .2                  --
                                                                      ----------------     ----------------    ----------------
          Balance at end of year                                                3,006.2              2,491.8             2,388.8
                                                                      ----------------     ----------------    ----------------

Retained Earnings (Deficit)
      Balance at beginning of year                                                 72.8               (130.8)             (309.8)
      Net income                                                                  344.3                345.2               311.5
      Common stock dividends                                                     (217.7)              (142.5)             (132.5)
      Other capital stock transactions, net                                       (26.9)                 0.9                 -
                                                                      ----------------     ----------------    ----------------
          Balance at end of year                                                  173.0                 72.8              (130.8)
                                                                      ----------------     ----------------    ----------------

Total Common Stockholder's Equity                                             $ 3,331.0            $ 2,715.7           $ 2,408.2
                                                                      ================     ================    ================







                 See Notes to Consolidated Financial Statements.

PanEnergy Corp
Notes to Consolidated Financial Statements
For the Years Ended December 31, 1997, 1996 and 1995


Note 1. Nature of Operations

     PanEnergy Corp (PanEnergy) is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). On June 18, 1997, Duke Power Company changed its name to Duke Energy Corporation in accordance with the terms of the merger agreement with PanEnergy, pursuant to which Duke Energy issued 158.3 million shares of its common stock in exchange for all the outstanding stock of PanEnergy (the merger). PanEnergy was merged with a wholly owned subsidiary of Duke Energy, with PanEnergy as the surviving corporation. Pursuant to the merger, each share of PanEnergy's outstanding common stock was converted into the right to receive 1.0444 shares of Duke Energy common stock. In addition, each outstanding option to purchase PanEnergy common stock became an option to purchase common stock of Duke Energy, adjusted accordingly. The merger was accounted for as a pooling of interests.

     Subsequently, the common stock of PanEnergy was contributed by Duke Energy to Duke Capital Corporation (Duke Capital), a wholly owned subsidiary which serves as the parent company of Duke Energy's non-utility operations.

     In October 1997, Duke Capital contributed the common stock of several wholly owned subsidiaries to PanEnergy. These subsidiaries included Duke Engineering & Services, Inc., DukeSolutions, Inc., and Duke Energy Global Asset Development, Inc. The consolidated financial statements for periods prior to the combination were restated to include the operations of these subsidiaries.

     PanEnergy and its subsidiaries (the Company) conducts its operating activities primarily through two business segments:

     Natural Gas Transmission - Interstate transportation and storage of natural gas for customers in the Mid-Atlantic, New England and Midwest states. The interstate natural gas transmission and storage operations of the Company's wholly owned subsidiaries Texas Eastern Transmission Corporation (TETCO), Algonquin Gas Transmission Company (Algonquin), Panhandle Eastern Pipe Line Company (PEPL), and Trunkline Gas Company (Trunkline) are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

     Energy Services - Comprised of several separate business units: Field Services - gathers and processes natural gas, produces and markets natural gas liquids and transports and trades crude oil; Trading and Marketing - markets natural gas, electricity and other energy-related products; Global Asset Development - develops, owns and operates energy-related facilities worldwide; and Other Energy Services - provides engineering consulting, construction and integrated energy solutions.

     The Other Operations of the Company include corporate costs and intersegment eliminations.


Note 2. Summary of Significant Accounting Policies

     Consolidation. The consolidated financial statements reflect consolidation of all of the Company's majority owned subsidiaries after the elimination of intercompany transactions. Investments in other entities that are not majority owned and where the Company has significant influence over operations are accounted for using the equity method.

     The consolidated financial statements are prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect in all material respects the substance of events and transactions which should be included. In preparing these statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being reported. However, actual results could differ from these estimates.

     Cash and Cash Equivalents. All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

     Inventory. Inventory consists primarily of materials and supplies, and gas held for transmission, processing and sales commitments. Inventory is recorded at the lower of cost or market, primarily using the average cost method.

     Commodity Derivative Instruments. The Company, primarily through its subsidiaries, holds and issues instruments that reduce exposure to market fluctuations in the price and transportation costs of natural gas, petroleum products and electric power marketed. The Company uses futures, swaps and options to manage and hedge price and location risk related to market exposures. In order to qualify as a hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Gains and losses related to commodity derivatives which qualify as hedges of commodity commitments are recognized in income when the underlying hedged physical transaction closes (the deferral method) and are included in Natural Gas and Petroleum Products Purchased or Purchased Power in the Consolidated Statements of Income. Gains and losses related to such instruments, to the extent not yet settled in cash, are reported as Current Assets or Liabilities, as appropriate, in the Consolidated Balance Sheets until recognized in income. If the derivative instrument is no longer sufficiently correlated to the underlying commodity, or if the underlying commodity transaction closes earlier than anticipated, the deferred gains or losses are recognized in income.

     In addition to non-trading activities, the Company also engages in the trading of commodity derivatives and therefore experiences net open positions. Gains and losses on derivatives utilized for trading are recognized in income on a current basis (the mark to market method) and are also included in Natural Gas and Petroleum Products Purchased or Purchased Power in the Consolidated Statements of Income.

     Goodwill Amortization. The Company amortizes goodwill related to the purchases of Duke/Louis Dreyfus, L.L.C. (D/LD) and Texas Eastern Corporation
(TEC), and certain other natural gas gathering, transmission and processing facilities and engineering consulting businesses on a straight-line basis over 10 years, 40 years, and 15 years, respectively. Accumulated amortization of goodwill at December 31, 1997 and 1996 was $123.6 million and $99.7 million, respectively.

     Property, Plant and Equipment. Property, plant and equipment is stated at original cost. The Company capitalizes all construction-related direct labor and materials. The cost of renewals and betterments that extend the useful life of property is also capitalized. The cost of repairs and replacements is charged to expense. Depreciation is generally computed using the straight-line method. The Company's composite weighted-average depreciation rates, were 3.48, 3.36 and 3.33 percent for 1997, 1996 and 1995, respectively.

     At the time property, plant and equipment maintained by the Company's regulated operations are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. When entire regulated operating units are sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced and any gain or loss is recorded in income, unless otherwise required by the FERC.

     Unamortized Debt Premium, Discount and Expense. Expenses incurred in connection with the issuance of presently outstanding long-term debt, and premiums and discounts relating to such debt, are amortized over the terms of the respective issues. Also, any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are amortized consistent with regulatory treatment of these items.

     Environmental Expenditures. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Environmental expenditures relating to current or future revenues are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Certain of these environmental assessments and clean-up costs have been deferred and are included in Regulatory Assets and Deferred Debits as they are expected to be recovered from Natural Gas Transmission customers.

     Cost-Based Regulation. The regulated operations of the Company are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, the Company records certain assets and liabilities that result from the effects of the ratemaking process that would not be recorded under generally accepted accounting principles for non-regulated entities. The regulatory assets and regulatory liabilities of the Company are classified as Regulatory Assets and Deferred Debits and Deferred Credits and Other Liabilities, respectively, in the Consolidated Balance Sheets. The Company regularly evaluates the continued applicability of SFAS No. 71, considering such factors as the impact of competition and necessity to discount cost based rates charged to customers. Increased competition might require entities to reduce their asset balances to reflect a market basis less than cost and would also require entities to write off their associated regulatory assets. Management cannot predict the potential impact, if any, of increased competition on the Company's future financial position and results of operations. However, the Company continues to position itself to effectively meet these challenges by maintaining prices that are competitive.

     Revenues. The Company recognizes revenues on transportation and storage of natural gas as service is provided and on sales of natural gas and petroleum products in the period of delivery. When rate cases associated with the transportation of natural gas are pending final FERC approval, a portion of the revenues collected by the interstate natural gas pipelines is subject to possible refund. The Company has established reserves where required for such cases.

     The Company recognizes revenues from engineering and consulting services provided through costs plus fee contracts based on the costs incurred during the period plus a pro rata portion of the total fee earned. Revenues from services provided through fixed price contracts are recognized using the percentage-of-completion method, primarily based on contract costs to date compared with the total estimated contract costs.

     Allowance for Funds Used During Construction (AFUDC). AFUDC represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. AFUDC is a non-cash item and is recognized as a cost of Property, Plant and Equipment, with offsetting credits to Other Income and Expenses and to Interest Expense. After construction is completed, the Company is permitted to recover these costs, including a fair return, through their inclusion in rate base and in the provision for depreciation.

     Rates used for capitalization of AFUDC by the Company's regulated operations are calculated in compliance with FERC rules.

     Income Taxes. Prior to the merger, PanEnergy and its subsidiaries filed consolidated federal income tax returns. Subsequent to the merger, Duke Energy and its subsidiaries file a consolidated federal income tax return. Federal income taxes have been provided by the Company on the basis of its separate company income and deductions in accordance with established practices of the consolidated group.

     Deferred income taxes have been provided for temporary differences. Temporary differences occur when events and transactions recognized for financial reporting result in taxable or tax-deductible amounts in different periods.

     Reclassifications. Certain amounts have been reclassified in the consolidated financial statements to conform to the current presentation.


Note 3. Business Combinations and Acquisitions

     Duke/Louis Dreyfus, L.L.C. (D/LD). On June 17, 1997, Duke Capital acquired the remaining 50% ownership interest in D/LD from affiliates of Louis Dreyfus Corp. for $247 million. Subsequently, Duke Capital contributed this investment to Duke Energy Global Asset Development, Inc. D/LD markets electric power, natural gas and energy-related services to utilities, municipalities and other large energy users in North America. The acquisition was accounted for by the purchase method, and the assets and liabilities and results of operations of D/LD have been consolidated in the Company's financial statements since the date of purchase. The purchase price substantially represents goodwill.

     Duke/UAE L.L.C. During December 1997, a wholly owned subsidiary of the Company formed a joint venture with UAE Ref-Fuel L.L.C. (UAE), a wholly owned subsidiary of United American Energy Corp. The Company owns a 65% interest in the joint venture, with UAE owning a 35% minority interest. The joint venture acquired a 50% ownership interest in American Ref-Fuel Company, a waste-to-energy firm with operations primarily in New York and New Jersey. Thus, the Company has an indirect 32.5% ownership interest in American Ref-Fuel Company and provided $237 million of investment and financing to the venture.

     Duke Energy Trading and Marketing, L.L.C. On August 1, 1996, a wholly owned subsidiary of the Company formed a natural gas and power marketing joint venture with Mobil Corporation (Mobil) affiliates. The marketing company (DETM) conducts business as Duke Energy Trading and Marketing, L.L.C. (formerly PanEnergy Trading and Market Services, L.L.C.) in the United States and as Duke Energy Marketing L.P. (formerly PanEnergy Marketing L.P.) in Canada. The Company operates the joint venture and owns a 60% interest, with Mobil owning a 40% minority interest.

Note 4. Business Segments

     Business segment financial information follows for each of the three years in the period ended December 31, 1997. Other Operations include intersegment eliminations.


   ---------------------------------- ------------- ------------- ------------- -------------- ------------- -------------
                                      Unaffiliated  Intersegment     Total        Operating      Earnings    Depreciation
   In Millions                          Revenues      Revenues      Revenues       Income         Before          &
                                                                                                Interest &   Amortization
                                                                                                  Taxes
   ---------------------------------- ------------- ------------- ------------- -------------- ------------- -------------
   1997
Natural Gas Transmission              $   1,467.8   $      104.3     $1,572.1   $      607.7  $      624.4   $      229.6
Energy Services
   Trading and Marketing                  7,411.0          77.7       7,488.7          42.7          44.4            7.0
   Field Services                         2,480.5         574.1       3,054.6         156.7         157.0           71.4
   Global Asset Development                 109.2          14.2         123.4          (6.4)          4.5            8.7
   Other Energy Services                    333.4          32.8         366.2          13.8           8.8            5.8
   Energy Services' Eliminations              -          (655.1)       (655.1)          -             -              -
                                      ------------- ------------- ------------- ------------- -------------- -------------
         Total Energy Services           10,334.1          43.7      10,377.8         206.8         214.7           92.9
Other Operations                              3.2        (148.0)       (144.8)        (55.9)        (43.5)          13.7
                                      ------------- ------------- ------------- ------------- -------------- -------------
      Total Consolidated               $ 11,805.1   $         -    $ 11,805.1   $     758.6    $    795.6    $     336.2

   ---------------------------------- ------------- ------------- ------------- ------------- -------------- -------------

   1996
Natural Gas Transmission              $   1,470.2   $      86.1   $   1,556.3    $      583.8  $      595.5  $      228.2

Energy Services
   Trading and Marketing                  3,773.5          40.5       3,814.0           56.3          57.9           3.8
   Field Services                         2,215.6         420.9       2,636.5          149.4         151.6          58.7
   Global Asset Development                  65.0           6.6          71.6           (1.2)          -             6.9
   Other Energy Services                    181.0          21.4         202.4           18.1          18.2           3.5
   Energy Services' Eliminations              -          (456.5)       (456.5)           -             -             -
                                      ------------- ------------- -------------- ------------- ------------- -------------
      Total Energy Services               6,235.1          32.9       6,268.0          222.6         227.7          72.9
Other Operations                             10.2        (119.0)       (108.8)          (8.0)         (5.0)          0.4
                                      ------------- ------------- -------------- ------------- ------------- -------------
   Total Consolidated                 $   7,715.5   $         -    $  7,715.5      $   798.4    $    818.2   $      301.5

------------------------------------- ------------- ------------- -------------- ------------- ------------- -------------

   1995
Natural Gas Transmission              $   1,480.3   $      53.1    $   1,533.4    $      562.3  $      567.6  $      228.5

Energy Services
   Trading and Marketing                  1,838.3          28.4       1,866.7           20.0          17.1           2.3
   Field Services                         1,607.1         184.3       1,791.4           96.8         106.1          40.3
   Global Asset Development                  75.3           4.0          79.3           24.9          26.8           6.8
   Other Energy Services                     94.4           0.8          95.2           23.5          23.6           0.8
   Energy Services' Eliminations              -          (216.9)       (216.9)           -             -             -
                                      ------------- ------------- -------------- ------------- ------------- -------------
      Total Energy Services               3,615.1           0.6       3,615.7          165.2         173.6          50.2
Other Operations                              2.9         (53.7)        (50.8)           2.7           7.0           2.0
                                      ------------- ------------- -------------- ------------- ------------- -------------
   Total Consolidated                 $   5,098.3   $         -   $   5,098.3    $      730.2   $    748.2   $      280.7
------------------------------------- ------------- ------------- -------------- ------------- ------------- -------------

------------------------------------- ----------------------------------------- ----------------------------
                                        Capital and Investment Expenditures         Identifiable Assets
                                      ----------------------------------------- ----------------------------
In Millions                                1997          1996          1995          1997          1996
------------------------------------- ------------- ------------- ------------- ------------- --------------


Natural Gas Transmission              $      247.3  $      194.0  $      230.5  $    5,088.9  $   5,216.4
Energy Services
   Trading and Marketing                     17.9           6.6          15.3       1,857.3       1,403.5
   Field Services                           156.5         530.8         187.2       1,979.8       1,769.4
   Global Asset Development                 348.3          34.8          53.5         987.6         522.3
   Other Energy Services                     47.2          39.1           1.0         212.1         128.4
   Energy Services' Eliminations              -             -             -          (169.1)       (247.0)
                                      ------------- ------------- ------------- ------------- --------------
      Total Energy Services                 569.9         611.3         257.0       4,867.7       3,576.6
Other Operations                              7.0           5.9           -           428.7         409.7
                                      ------------- ------------- ------------- ------------- --------------
   Total Consolidated                 $      824.2  $      811.2  $      487.5   $ 10,385.3   $   9,202.7
------------------------------------- ------------- ------------- ------------- ------------- --------------

Note 5.  Regulatory Matters

     FERC Order 636 and Natural Gas Transition Costs. The Company's interstate natural gas pipelines primarily provide transportation and storage services pursuant to FERC Order 636. Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs). In 1994, the FERC approved TETCO's settlement resolving regulatory issues related primarily to Order 636 transition costs and a number of other issues related to services prior to Order 636. TETCO's liability for transition costs is estimated based on the amount of producers' natural gas reserves and other factors. TETCO's final and nonappealable settlement provides for the recovery of certain of these transition costs from customers through volumetric and reservation charges through 2002 and beyond, if necessary. Pursuant to the settlement, TETCO will absorb a certain portion of the transition costs, the amount of which continues to be subject to change dependent upon natural gas prices and deliverability levels. In 1995, based upon producers' discoveries of additional natural gas reserves, TETCO increased the estimated liabilities for transition costs by $125.8 million. Under the terms of the existing settlement, regulatory assets were increased $85.8 million for amounts expected to be collected from customers and TETCO recognized a $40 million charge to operating expenses ($26 million after tax).

     On July 16, 1996, the U.S. Court of Appeals for the District of Columbia upheld, in general, all aspects of Order 636 and remanded certain issues for further explanation. One of the issues remanded for further explanation is whether pipelines should be entitled to recover 100% of gas supply realignment
(GSR) costs. On February 27, 1997, FERC issued an order reaffirming the right of interstate pipelines to recover 100% of GSR costs. This matter is substantially mitigated by TETCO's transition cost settlements.

     The Company believes the exposure associated with gas purchase contract commitments is substantially mitigated by transition cost recoveries pursuant to customer settlements, Order 636 and other mechanisms, and that this issue will not have a material adverse effect on consolidated results of operations or financial position of the Company.

     Jurisdictional Transportation and Sales Rates. On April 1, 1992 and November 1, 1992, PEPL placed into effect, subject to refund, general rate increases. On February 26, 1997, the FERC approved PEPL's settlement agreement which provided final resolution of refund matters and established prospective rates. The agreement terminated other actions relating to these proceedings as well as PEPL's restructuring of rates and transition cost recoveries related to FERC Order 636. The settlement will not have a material impact on future operating revenues or financial position of the Company.

     As a result of the resolution of these and certain other proceedings, PEPL refunded $37.8 million to customers in 1997 and recorded earnings before interest and taxes of $32.7 million, $8 million, and $20.6 million in 1997, 1996 and 1995, respectively.

Note 6. Related Party Transactions

     Certain balances due to or due from related parties included in the Consolidated Balance Sheets at December 31, 1997 and 1996 is as follows:

--------------------------------------------- -------------- -------------
In Millions                                       1997           1996
--------------------------------------------- -------------- -------------
Receivables                                     $   14.9     $      1.9
Accounts payable                                   132.6           13.4
Taxes accrued                                       27.9            -
--------------------------------------------- -------------- -------------

     Operating revenues of $17.7 million, $23.3 million and $10.7 million related to intercompany sales to Duke Energy are included in the Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995, respectively.

Advances-Parent are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company.

Note 7. Income Taxes

     Income tax expense as presented in the Consolidated Statements of Income is summarized as follows:

     --------------------------------------------------- ------------- ------------ ------------
     In Millions                                             1997         1996         1995
     --------------------------------------------------- ------------- ------------ ------------
     Current income taxes
       Federal                                             $   89.2     $   107.6    $    78.6
       State                                                   22.7          20.7         14.8
                                                         ------------- ------------ ------------
         Total current income taxes                           111.9         128.3         93.4

                                                         ------------- ------------ ------------
     Deferred income taxes, net
       Federal                                                110.5          84.5         92.2
       State                                                    7.7          12.5         17.4
                                                         ------------- ------------ ------------
         Total deferred income taxes, net                     118.2          97.0        109.6
                                                         ------------- ------------ ------------
     Total income tax expense                              $  230.1      $  225.3     $  203.0
     --------------------------------------------------- ------------- ------------ ------------

     Total income tax differs from the amount computed by applying the federal income tax rate of 35% to income before income taxes. The reasons for this difference are as follows:

     --------------------------------------------------- ------------- ------------ ------------
     In Millions                                             1997         1996         1995
     --------------------------------------------------- ------------- ------------ ------------
     Income tax, computed at the statutory rate            $   201.0     $   205.6    $   180.1
     Adjustments resulting from:
       State income tax, net of federal income tax effect       20.0          21.5         20.8
       Other items, net                                          9.1          (1.8)         2.1
                                                        -------------- ------------ ------------
     Total income tax expense                              $   230.1     $   225.3    $   203.0
     --------------------------------------------------- ------------- ------------ ------------

     Effective tax rate                                       40.1%         38.3%        39.5%
     --------------------------------------------------- ------------- ------------ ------------

     The tax effects of temporary differences that resulted in deferred income tax assets and liabilities, and a description of the significant items that created these differences as of December 31, 1997 and 1996, are as follows:

     ---------------------------------------------------- ------------- -------------
     In Millions                                              1997          1996
     ---------------------------------------------------- ------------- -------------
     Deferred credits and other liabilities                $    290.4    $    322.5
     Alternative minimum tax credit carryforward                 30.3          72.6
     Other                                                       11.4           -
                                                          ------------- -------------
        Total deferred income tax assets                        332.1         395.1
     Valuation Allowance                                       (146.1)       (141.1)
                                                          ------------- -------------
        Net deferred income tax assets                           186.0        254.0
                                                          ------------- -------------

     Investments and other assets                              (130.6)        (92.7)
     Pre-funded pension costs                                  (105.9)        (98.2)
     Property, plant and equipment                             (964.8)       (931.6)
     Regulatory assets and deferred debits                     (135.4)       (119.5)
     Natural gas transition costs                               (67.8)        (87.5)
     Other                                                        -           (25.6)
                                                          ------------- -------------
       Total deferred income tax liabilities                 (1,404.5)     (1,355.1)
                                                          ------------- -------------
     State deferred income tax, net of federal tax effect       (94.4)        (88.0)
                                                          ------------- -------------
     Net deferred income tax liability                      $(1,312.9)    $(1,189.1)
     ---------------------------------------------------- ------------- -------------

     The alternative minimum tax credit carryforward can be carried forward indefinitely.

     In 1990, the Company established a provision for certain tax issues related to the purchase of TEC, which resulted in an increase in goodwill and deferred income tax liability. Following discussions with the Internal Revenue Service, the Company revised its estimates in 1995 and 1996 with respect to these issues. As a result, the Company reduced the related goodwill and deferred income tax liability by approximately $40 million and $100 million in 1996 and 1995, respectively. If tax benefits relating to the valuation allowance for deferred income tax assets and other tax reserves are recognized subsequent to December 31, 1997, approximately $29.4 million will be allocated to goodwill.

Note 8. Financial Instruments and Risk Management

     Financial Instruments. In 1996, TETCO received $98.6 million from the financing of the right to collect certain Order 636 natural gas transition costs, with limited recourse. At December 31, 1997 and 1996, $52.8 million and $87.3 million, respectively, remained outstanding related to the transition cost recovery rights and were included in Other Current Liabilities in the Consolidated Balance Sheets. In the opinion of management, the probability that the Company will be required to perform under the recourse provisions is remote.

     During 1997, the Company terminated its agreement to sell accounts receivable, which was entered into in 1996. Also in 1997, the LNG settlement receivables sale agreement, which was entered into in 1993, expired, as all the receivables were collected. Amounts outstanding at December 31, 1996 under these agreements were $100 million and $29.9 million, respectively.

     Fair Value of Financial Instruments. The Company's financial instruments include $1,950.3 million and $2,085.3 million of long-term debt with an approximate fair value of $2,087.6 million and $2,226.0 million as of December 31, 1997 and 1996, respectively. The majority of these estimated fair value amounts of long-term debt were obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 1997 and 1996 are not necessarily indicative of the amounts the Company could have realized in current market exchanges.

     The fair value of cash and cash equivalents, notes receivable, and notes payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments or the stated rates approximating market rates.

     The following financial instruments have no book value associated with them and there are no fair values readily determinable since quoted market prices are not available: guarantees made to affiliates or recourse provisions from affiliates and sales agreements for trade accounts receivables, LNG project settlement and Order 636 natural gas transition cost recovery. The fair value of advances-parent are not readily determinable since amounts are carried as open accounts.

     Commodity Derivative Instruments. At December 31, 1997 and 1996, the Company held or issued several instruments that reduce exposure to market fluctuations relative to price and transportation costs of natural gas, electricity and petroleum products. The Company's market exposure, primarily within DETM and D/LD, arises from natural gas storage inventory balances and fixed-price purchase and sale commitments that extend for periods of up to 9 years. The Company uses futures, swaps and options to manage and hedge price and location risk related to these market exposures.

     DETM and D/LD also provide risk management services to their customers through a variety of energy commodity instruments, including forward contracts involving physical delivery of an energy commodity, energy commodity futures, over-the-counter swap agreements and options. In addition to hedging activities, the Company also engages in the trading of such instruments, and therefore experiences net open positions. The Company manages open positions with strict policies which limit its exposure to market risk and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate a daily earnings at risk as well as a total Value-at-Risk (VAR) measurement. The weighted-average life of the Company's commodity risk portfolio was approximately 7 months at December 31, 1997.

     Energy commodity futures involve the buying or selling of natural gas, electricity or other energy-related commodities at a fixed price. Over-the-counter swap agreements require the Company to receive or make payments based on the difference between a specified price and the actual price of the underlying commodity. The Company uses futures and swaps to manage margins on underlying fixed-price purchase or sale commitments for physical quantities of natural gas, electricity and other energy-related commodities. Energy commodity options held to mitigate price risk provide the right, but not the requirement, to buy or sell energy-related commodities at a fixed price. The Company utilizes options to manage margins and to limit overall price risk exposure. DETM and D/LD account for these activities using the mark to market method of accounting.

     At December 31, 1997 and 1996, the Company had outstanding futures, swaps and options for an absolute notional contract quantity of 4,810 billion cubic feet (Bcf) and 3,425 Bcf of natural gas, respectively, some of which were in place to offset the risk of price fluctuations under fixed-price commitments for purchasing and delivering natural gas. At December 31, 1997 and 1996, outstanding futures, swaps and options related to electric contracts and other energy-related commodities were not material. The gains, losses and costs related to those commodity instruments that qualify as a hedge are not recognized until the underlying physical transaction occurs. At December 31, 1997 and 1996, the Company had current unrecognized net gains of $13.5 million and $8.7 million, respectively, related to commodity instruments. The fair value of energy commodity swaps held at December 31, 1997 was a liability of $158.6 million.

     During 1997, 1996 and 1995, the Company recognized net gains of $33.6 million, $25.4 million, and $10.5 million, respectively, from trading activities. The values of energy commodity futures, swaps and options held for trading purposes were as follows:

------------------------------------------ ---------------------------------- ----------------------------------
                                                         1997                               1996
                                           ---------------------------------- ----------------------------------
In Millions                                     Assets         Liabilities         Assets         Liabilities
------------------------------------------ ----------------- ---------------- ----------------- ----------------
Fair value at year end                        $  1,626          $  1,470           $  833            $  941
Notional amount at year end                      2,009             1,825              407               530
Average fair value for the year                    595               700              588               653
------------------------------------------ ----------------- ---------------- ----------------- ----------------

     Market and Credit Risk. New York Mercantile Exchange (Exchange) traded futures and option contracts are guaranteed by the Exchange and have nominal credit risk. On all other transactions described above, the Company is exposed to credit risk in the event of nonperformance by the counterparties. For each counterparty, the Company analyzes the financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. The change in market value of Exchange-traded futures and options contracts requires daily cash settlement in margin accounts with brokers. Swap contracts and most other over-the-counter instruments are generally settled at the expiration of the contract term and may be subject to margin requirements with the counterparty.


Note 9. Investment in Affiliates

     Certain investments, where the Company's ownership in domestic and international affiliates is 50 percent or less, are accounted for by the equity method. These investments include undistributed earnings of $62.3 million in 1997 and $73.9 million in 1996. The Company's proportionate share of net income from these affiliates for the years ended December 31, 1997, 1996 and 1995 was $59.1 million, $49.9 million, and $63.4 million, respectively. These amounts are reflected in Other Operating Revenues in the Consolidated Statements of Income. Investment in affiliates as of December 31, 1997 and 1996 includes the following:

-------------------------------------------------- ------------- -------------
In Millions                                            1997          1996
-------------------------------------------------- ------------- -------------
Natural Gas Transmission - domestic                  $   67.5      $   46.5
                                                   ------------- -------------
Energy Services
   Field Services - domestic                            159.8         129.6
   Global Asset Development
      Domestic                                          174.5          14.5
      International                                     207.8         183.5
   Other Energy Services - domestic                      14.6          49.2
                                                   ------------- -------------
          Total Energy Services                         556.7         376.8
                                                   ------------- -------------
Other Operations
   Domestic                                               -             8.0
   International                                         12.6          12.6
                                                   ------------- -------------
          Total Other Operations                         12.6          20.6
                                                   ------------- -------------
Total Investments in Affiliates                      $  636.8      $  443.9
-------------------------------------------------- ------------- -------------

     Natural Gas Transmission. Investments primarily include ownership interests in natural gas pipeline joint ventures which transport gas from Canada to the United States.

     Field Services. Among other investments, Field Services holds an interest in a partnership which owns natural gas gathering systems in the Gulf of Mexico, a master limited partnership that owns and operates a petroleum pipeline, and a joint venture that provides gathering, processing and marketing services for natural gas producers in Oklahoma.

     Global Asset Development. Global Asset Development has investments in various natural gas and electric generation and transmission facilities world wide, and in a joint venture that owns and operates a methanol plant and a MTBE (methyl tertiary butyl ether) plant in Jubail, Saudi Arabia.

     Other Energy Services. Investments include the participation in various construction and support activities for fossil-fueled generating plants.

     Other Operations. This segment primarily holds investments in an insurance company and a partnership that develops and markets natural gas information services and systems.

     Summarized combined balance sheet and income statement information of the entities that are accounted for using the equity method are as follows:

----------------------------------- --------------- -------------- ---------------
In Millions                              1997           1996            1995
----------------------------------- --------------- -------------- ---------------
Assets
   Current Assets                     $    574.5     $     989.1     $    552.0
   Noncurrent Assets                     5,345.6         5,278.9        4,925.6
                                    --------------- -------------- ---------------
      Total Assets                     $ 5,920.1      $  6,268.0      $ 5,477.6
                                    --------------- -------------- ---------------
Liabilities and Equity
   Current Liabilities                $    393.8     $     752.1     $    450.3
   Noncurrent Liabilities                3,242.6         3,449.7        3,368.9
   Equity                                2,283.7         2,066.2        1,658.4
                                    --------------- -------------- ---------------
      Total Liabilities and Equity     $ 5,920.1       $ 6,268.0      $ 5,477.6
                                    --------------- -------------- ---------------
Income
   Operating Revenues                 $    788.7       $ 2,924.3      $ 1,324.5
   Operating Expenses                      450.0         2,199.4          596.1
   Net Income                              218.5           250.4          255.6
----------------------------------- --------------- -------------- ---------------

     The Company had outstanding loans to certain affiliates of $87.1 million and $2.9 million at December 31, 1997 and 1996, respectively.


Note 10.  Property, Plant and Equipment

     A summary of property, plant and equipment by classification as of December 31, 1997 and 1996 is as follows:

----------------------------------------------------- --------------- --------------
In Millions                                                1997           1996
----------------------------------------------------- --------------- --------------
Natural Gas Plant In Service
  Transmission                                           $ 6,094.4      $ 5,994.1
  Gathering                                                  812.5          643.0
  Processing                                                 502.4          508.4
  Underground storage                                        488.8          450.6
  LNG facilities and vessels                                 751.7          751.0
  General plant                                              310.7          348.7
  Construction work in progress                              159.9          126.7
                                                      -------------- ---------------
    Total natural gas plant in service                     9,120.4        8,822.5
                                                      -------------- ---------------
Other Property and Equipment                                  74.0           11.0
                                                      -------------- ---------------
Total Property, Plant and Equipment                        9,194.4        8,833.5
Less accumulated depreciation and amortization             3,609.2        3,369.0
                                                      -------------- ---------------
    Net property, plant and equipment                    $ 5,585.2      $ 5,464.5
----------------------------------------------------- -------------- ---------------

Note 11. Debt and Credit Facilities

     At December 31, 1996, the Company had two variable-rate bank credit agreements that permitted the Company to borrow up to $400 million under a 364-day facility and $400 million under a five-year facility. During August 1997, these credit facilities were terminated. As a result, Duke Capital began providing credit support to the Company in August 1997. At December 31, 1996, notes payable and commercial paper included $102.2 million of commercial paper outstanding, $251.9 million of short-term borrowings from banks, and a $5 million note payable to an affiliate. No amounts were outstanding under the credit agreements at December 31, 1996.

     A summary of short-term debt is as follows:

--------------------------------------------------------------- ----------- ------------ -----------
Dollars in Millions                                                1997        1996         1995
--------------------------------------------------------------- ----------- ------------ -----------
Amount outstanding at end of year                                      -       $ 359.1      $ 150.0
Weighted-average rate at end of year                                   -        6.10%        6.07%
Maximum amount outstanding during the year                         $ 382.7     $ 359.1      $ 150.0
Average amount outstanding during the year                         $ 336.5     $ 131.1     $   69.3
Weighted-average  interest  rate for the year - computed  on a
daily basis                                                         6.03%       5.95%        5.83%
--------------------------------------------------------------- ----------- ------------ -----------


     Long-term debt outstanding as of December 31, 1997 and 1996 consisted of the following:

------------------------------------------------------------------- -------------- -------------- ---------------
Dollars in Millions                                                   Year Due         1997            1996
------------------------------------------------------------------- -------------- -------------- ---------------
PanEnergy
Bonds:
  7 3/4%                                                                2022         $   328.0      $   328.0
  8 5/8% Debentures                                                     2025             100.0          100.0
Notes:
  9.55%, maturing serially                                           1996 - 1999          27.5           41.3
  9.9%, maturing serially                                            2000 - 2003          45.0           45.0
  7% - 8 5/8%                                                        1999 - 2006         450.0          450.0
   Notes converted or matured during 1997                                                  -            124.5

TETCO
Notes:
  8% - 10 3/8%                                                       2000 - 2004         500.0          500.0
  Medium term, Series A, 7.64% - 9.07%                               1999 - 2012         100.0          100.0

Algonquin
9.13% Notes                                                          2001 - 2003         100.0          100.0

PEPL
7 7/8% Notes                                                            2004             100.0          100.0
7.2% - 7.95% Debentures                                              2023 - 2024         200.0          200.0

Other                                                                                      2.6            -
Unamortized debt discount and premium, net                                                (2.8)          (3.5)
                                                                                   -------------- ---------------
Total long-term debt                                                                   1,950.3        2,085.3
Current maturities of long-term debt                                                     (13.8)        (138.3)
                                                                                   -------------- ---------------
Total long-term portion                                                               $1,936.5       $1,947.0
------------------------------------------------------------------- -------------- -------------- ---------------

     The annual maturities of consolidated long-term debt at December 31, 1997 were $13.8 million, $162.7 million, $211.2 million, $160.5 million and $144.5 million for 1998 through 2002, respectively.

     On October 1, 1996, TETCO redeemed its $150 million, 10% debentures and its $100 million, 10 1/8% debentures due 2011. TETCO recorded a non-cash extraordinary item of $16.7 million (net of income tax of $10.3 million) related to the unamortized discount on this early retirement of debt.

Note 12.  Commitments and Contingencies

     Future Construction Costs. The Company plans to maintain its regulated facilities, and pursue business expansion of its regulated operations as opportunities arise. Projected 1998 capital and investment expenditures for the Natural Gas Transmission segment, including AFUDC, are approximately $300 million. These projections are subject to periodic review and revisions. Actual expenditures incurred may vary from such estimates due to various factors, including business expansion opportunities, environmental matters and cost and availability of capital.

     The Energy Services segment plans to spend approximately $100 million in 1998 for required capital expenditures at its existing facilities. In addition, the Company is seeking to significantly grow its Energy Services businesses, primarily through the Global Asset Development business unit. One opportunity includes the 520-megawatt combined cycle natural gas fired merchant generation plant in Bridgeport, Connecticut already under construction.

     Another growth opportunity includes the recently announced agreement to purchase from Pacific Gas & Electric Company three power plants in California. The power plants have a combined capacity of 2,645 megawatts. The purchase price is estimated at approximately $500 million and this transaction is expected to close during 1998. Other similar initiatives in 1998 will likely require significant capital and investment expenditures which will be subject to periodic review and revision and may vary significantly depending on the value-added opportunities presented.

     Environmental. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters.

     TETCO is currently conducting PCB (polychlorinated biphenyl) assessment and clean-up programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site assessment, installation of on-site source control equipment and groundwater monitoring wells, and on- and off-site clean-up work. TETCO expects to complete these clean-up programs during 1998. Groundwater monitoring activities will continue at several sites beyond 1998.

     The Company has also identified environmental contamination at certain sites on the PEPL and Trunkline systems and is undertaking clean-up programs at these sites. The contamination resulted from the past use of lubricants containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. The Company has communicated with the Environmental Protection Agency and appropriate state regulatory agencies on these matters. Environmental clean-up programs are expected to continue until 2002.

     At December 31, 1997 and 1996, the Company had accrued liabilities for remaining estimated clean-up costs on the TETCO, PEPL and Trunkline systems which are included in Environmental Clean-up Liabilities in the Consolidated Balance Sheets. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and do not include fines, penalties or third-party claims. Costs to be recovered from customers are included in the Consolidated Balance Sheets as of December 31, 1997 and 1996, as Regulatory Assets and Deferred Debits.

     In 1987, the Commonwealth of Kentucky instituted a suit in state court against TETCO, alleging improper disposal of PCBs at TETCO's three compressor station sites in Kentucky. This suit is still pending. In 1996, TETCO completed clean-up of these sites under the U.S. Consent Decree.

     The federal and state clean-up programs are not expected to interrupt or diminish the Company's ability to deliver natural gas to customers. Based on the Company's experience to date and costs incurred for clean-up operations, management believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     Litigation. In December 1996, TETCO received notification that Marathon Oil Company (Marathon) intended to commence substitution of other gas reserves, deliverability and leases for those dedicated to a certain natural gas purchase contract (the Marathon Contract) with TETCO. In TETCO's view, the tendered substitute gas reserves, deliverability and leases are not subject to the Marathon Contract; therefore TETCO filed a declaratory judgment action on December 17, 1996 in the U.S. District Court for the Eastern District of Louisiana seeking a ruling that Marathon's interpretation of the Marathon Contract is incorrect. Marathon filed a counterclaim seeking a declaratory judgment enforcing its interpretation of the Marathon Contract. On January 7, 1997, Marathon filed an answer and a counterclaim to TETCO's complaint seeking declaratory judgment enforcing its interpretation of the Marathon Contract.

     On February 18, 1997, Amerada Hess Corporation (Amerada Hess) notified TETCO that it intended to commence substitution of other gas reserves, deliverability and leases for those dedicated to its natural gas purchase contract (the Amerada Hess Contract) with TETCO. On the same date, Amerada Hess also filed a petition in the District Court of Harris County, Texas, 157th Judicial District, seeking a declaratory judgment that its interpretation of the Amerada Hess Contract, which covers the same leases and reserves as the Marathon Contract, is correct. TETCO filed a declaratory judgment action with respect to Amerada Hess' contentions in the U.S. District Court for the Eastern District of Louisiana on February 21, 1997. The two actions have been transferred to the judge presiding over the Marathon Contract matter.

     On September 26, 1997, the judge presiding over the Marathon and Amerada Hess contract matters issued summary judgments in both actions in favor of TETCO. Marathon and Amerada Hess subsequently filed notices of appeal of the summary judgments. On January 5, 1998, TETCO entered into an agreement with Marathon settling all issues associated with the Marathon Contract. The potential liability of the Company associated with the Amerada Hess Contract should TETCO be contractually obligated to purchase natural gas based upon the substitute gas reserves, deliverability and leases, and the effect of transition cost recoveries pursuant to TETCO's Order 636 settlement involves numerous complex legal and factual matters which will take a substantial period of time to resolve. However, the Company does not believe that Amerada Hess will prevail on its appeal of the lower court's summary judgment. Management is of the opinion that the final disposition of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing companies and partnerships primarily in Kansas filed suit against PEPL in the U.S. District Court for the Western District of Missouri. The plaintiffs allege that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with the plaintiffs' contracts with third parties, the plaintiffs seek compensatory and punitive damages in unspecified amounts. Periodically, similar disputes arise with other natural gas marketers and pipeline companies concerning interconnections and other issues involving access to the Company's natural gas transmission systems. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     On May 1, 1997, Citrus Trading Corporation (Citrus) and Enron Capital and Trade Resources Corporation, as successor to Enron Gas Marketing Corporation, filed suit in the District Court of Harris County, Texas, against PanEnergy LNG Sales, Inc. (formerly Pan National Gas Sales, Inc.), a subsidiary of the Company, alleging breach of a gas purchase contract (the Contract) for regasified LNG entered into between Citrus and Pan National Gas Sales, Inc. Plaintiffs allege that PanEnergy LNG Sales, Inc. failed to deliver LNG pursuant to the terms of the Contract. The plaintiffs seek compensatory damages in unspecified amounts for losses allegedly incurred as a result of the contract breach as well as a declaratory judgment that PanEnergy LNG Sales Inc.'s assertions of force majeure due to the interruption in the supply of LNG to PanEnergy LNG Sales, Inc. do not constitute force majeure under the Contract. While this matter is in the early stages of litigation, based on infomation currently available to the Company, the Company believes the resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     On May 13, 1997, Anadarko Petroleum Corporation (Anadarko) filed suits against PEPL and other affiliates, as defendants, both in the United States District Court for the Southern District of Texas and State District Court of Harris County, Texas. Anadarko claims that it was effectively indemnified by the defendants against any responsibility for refunds of Kansas ad valorem taxes which are due purchasers of gas from Anadarko, retroactive to 1983. While this matter is in the early stages of litigation, based on information currently available to the Company, the Company believes the resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     The Company and its subsidiaries are also involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with SFAS No. 5, "Accounting for Contingencies," in order to provide for such matters. Management is of the opinion that the final disposition of these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

     Other Commitments and Contingencies. In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. The Company's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. On August 27, 1996, the U.S. Court of Appeals for the District of Columbia overturned a lower court ruling in favor of the government in litigation brought on behalf of producers. The Department's petition for rehearing was denied in November 1996. The Department may continue to seek further appelate review. If the Company's pipelines ultimately have to reimburse or indemnify the producer, the Company's pipelines will file with the FERC to recover a portion of these costs from pipeline customers.

     The Company has a 10% ownership interest in TEPPCO Partners, L.P., a master limited partnership (MLP) that owns and operates a petroleum products pipeline. A subsidiary partnership of the MLP had $326.5 million in First Mortgage Notes outstanding at December 31, 1997 with recourse to the general partner, a subsidiary of the Company.

     PEPL owns an effective 5.4% ownership interest in Northern Border Pipeline Company (Northern Border). Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $78.3 million for 1998 through 2001.

     In connection with the sale of Petrolane in 1989, TEC agreed to indemnify Petrolane against certain obligations for guaranteed leases and environmental matters. Certain of the lease obligations relate to Petrolane's divestiture of supermarket operations prior to its acquisition by TEC and as of December 31, 1997 total approximately $50.9 million over the remaining terms of the leases, which expire in 2006.

     In January 1998, the Company acquired a 9.8% ownership in Alliance Pipeline. This pipeline is designed to transport natural gas from western Canada to the Chicago-area market center for distribution throughout North America. The pipeline is scheduled to begin commercial operation in late 1999, provided the necessary U.S. and Canadian regulatory approvals are secured. In addition to buying an ownership interest in the pipeline project, the Company has a contractual commitment for 67.25 million cubic feet per day of capacity on the line over 15 years for an estimated total of $315 million.

     As of December 31, 1997, the Company had letters of credit and surety bonds of $46.5 million issued on its behalf related to natural gas transmission operations, engineering services contracts, insurance contracts and various other items.

     Periodically, the Company may become involved in contractual disputes with natural gas transmission customers involving potential or threatened abrogation of contracts by the customers, including, for example, attempted transfers of contractual obligations to less creditworthy subsidiaries of the customers. If the customers are successful, the Company may not receive the full value of anticipated benefits under the contracts.

     In the normal course of business, certain of the Company's affiliates enter into various contracts, including agreements for debt, natural gas transmission service and construction contracts, which contain certain schedule and performance requirements. Such affiliates use risk management techniques to mitigate their exposure associated with such contracts. Duke Capital or the Company have guaranteed performance by such affiliates under some of these contracts.

     Management is of the opinion that these commitments and contingencies will not have a material adverse effect on the consolidated results of operations or the financial position of the Company.

     Leases. The Company utilizes assets under operating leases in several areas of operations. Consolidated rental expense amounted to $41.7 million, $49.7 million, and $34.7 million in 1997, 1996, and 1995, respectively. Future minimum rental payments under the Company's various operating leases for the years 1998 through 2002 are $38.5 million, $32.9 million, $26.2 million, $21 million and $15.1 million, respectively.


Note 13.  Stock Based Compensation

     Stock Options and Awards. Effective with the merger, each share of the Company's common stock outstanding immediately prior to the merger was converted into the right to receive 1.0444 shares of Duke Energy common stock. Each option to purchase the Company's common stock that was outstanding prior to the merger was assumed by Duke Energy and became exercisable upon the same terms as under the applicable Company's stock option plan and option agreement, except that such options became an option to purchase shares of Duke Energy common stock, appropriately adjusted. Each award of restricted shares of the Company's common stock outstanding and not vested prior to the merger was assumed by Duke Energy and such restricted shares of the Company's common stock were exchanged for restricted shares of Duke Energy common stock.

     Under Duke Energy's 1996 Stock Incentive Plan, stock options and awards for up to two million shares of Duke Energy common stock may be granted to key employees of Duke Energy and its subsidiaries. Under the plan, the exercise price of each option granted equals the market price of Duke Energy common stock on the date of grant. Vesting periods range from one to five years with a maximum exercise term of 10 years.

     In 1997, the Company granted 115,615 shares of performance-based stock awards with an average grant date fair value of $44 per share. The Company recognized compensation expense of $4.4 million in 1997, $8.3 million in 1996 and none in 1995 for such stock awards. The Company follows the intrinsic value method of accounting for common stock awards issued to employees.


Note 14. Benefit Plans

     Retirement Plans. Duke Energy and its subsidiaries have multiple non-contributory defined benefit retirement plans covering most employees with minimum service requirements. Certain employees of the Company participate in either the PanEnergy Plan or the Duke Energy Plan.


     PanEnergy's plan provides retirement benefits (i) for eligible employees of certain subsidiaries that are generally based on an employee's years of benefit accrual service and highest average eligible earnings, and (ii) for eligible employees of certain other subsidiaries under a cash balance formula. A cash balance plan participant accumulates a benefit based upon a percentage of current salary, which varies with age and years of service, and interest credits.

     Other Company employees participate in Duke Energy's non-contributory defined benefit retirement plan. Effective January 1, 1997, this plan was amended to a plan under which benefits are based upon a cash balance formula. Prior to January 1, 1997, retirement plan benefits were based on an age-related formula, which took into account years of benefit accrual service and the employee's highest average eligible earnings.

     Both the Company's and Duke Energy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan members. On December 30, 1997, assets and related liabilities of $235.6 million and $204 million, respectively, for certain Company participants were transferred to the Duke Energy plan. As a result of this transfer, no contributions to the Duke Energy plan were necessary in 1997.

     The fair market value of Duke Energy's plan assets were $2,724.7 million and $2,445.3 million for December 31, 1997 and 1996, respectively. The accumulated benefit obligation was $2,030.2 million and $1,841.6 million for December 31, 1997 and 1996, respectively. The amount of pre-funded pension cost allocated to the Company as of December 31, 1997 and 1996 was $302.6 million and $280.6 million, respectively.

     Assumptions used in Duke Energy's pension and other postretirement benefits accounting (reflecting weighted-averages across plans) include:

--------------------------------------------------- ----------- ----------- ------------
Percent (%)                                            1997        1996        1995
--------------------------------------------------- ----------- ----------- ------------
Discount rate                                          7.25        7.50        7.50
Salary increase                                        4.15        4.80        4.81
Expected long-term rate of return on plan assets       9.25        9.18        9.18
--------------------------------------------------- ----------- ----------- ------------

     The Company's net periodic pension benefit, including amounts allocated by Duke Energy, for the years ended December 31, 1997, 1996 and 1995, was $19.4 million, $19.1 million and $18.2 million, respectively.

     Duke Energy and PanEnergy also sponsor employee savings plans, which cover substantially all employees. The Company expensed plan contributions, including amounts allocated by Duke Energy, of $18.6 million, $14.2 million and $14 million in 1997, 1996 and 1995, respectively.

     Postretirement Benefits. Duke Energy and most of its subsidiaries provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees become eligible for these benefits when they have met certain age and service requirements at retirement, as defined in the plans.

     Benefit costs are accrued over the active service period of employees to the date of full eligibility for the benefits. The net unrecognized transition obligation, resulting from the implementation of accrual accounting, is being amortized over approximately 20 years. With respect to the entire plan, the fair value of the plan assets was $266.2 million and $225.3 million at December 31, 1997 and 1996, respectively. The accumulated postretirement benefit obligation was $667.0 million and $641.7 million at December 31, 1997 and 1996, respectively.

     It is the Company's and Duke Energy's general policy to fund accrued postretirement health care costs. Duke Energy funds postretirement benefits through various mechanisms, including retired lives reserves, voluntary employee's beneficiary association trusts and 401(h) funding.

     The Company's net periodic postretirement benefit cost, including amounts allocated by Duke Energy, for the years ended December 31, 1997, 1996 and 1995, was $17 million, $16.2 million and $15.1 million, respectively.

     The weighted-average health care cost trend rate used to estimate postretirement benefits was 7.75% in 1997. This rate is expected to decrease, with a 4.75% weighted-average ultimate trend rate expected to be achieved by 2005. The effect of a 1% increase in the assumed health care cost trend rate for each future year would result in a $2.4 million increase in the annual aggregate postretirement benefit cost and an $29.5 million increase in Duke Energy's accumulated postretirement benefit obligation at December 31, 1997.


Note 15.  Quarterly Financial Data (Unaudited)

--------------------------------------- -------------- ------------- --------------- -------------- ---------------
                                            First         Second       Third            Fourth
In Millions                                Quarter       Quarter       Quarter          Quarter         Total
--------------------------------------- -------------- ------------- --------------- -------------- ---------------
1997
Operating revenues(a)                     $ 2,725.2      $ 2,098.9     $ 3,504.6       $ 3,476.4      $11,805.1
Operating income(a)                           282.3          136.2         159.4           180.7          758.6
Net income                                    138.2           61.9          68.0            76.2          344.3

1996
Operating revenues(a)                     $ 1,725.1      $ 1,468.7     $ 1,874.7       $ 2,647.0      $ 7,715.5
Operating income(a)                           220.8          181.9         183.4           212.3          798.4
Income before extraordinary item              104.0           82.3          86.1            89.5          361.9
Net income                                    104.0           82.3          86.1            72.8          345.2
--------------------------------------- -------------- ------------- --------------- -------------- ---------------

(a) These amounts reflect a reclassification of equity in earnings of unconsolidated affiliates from other income to operating revenues to be consistent with the Company's presentation.

     Amounts reported on a quarterly basis are not necessarily indicative of amounts expected for the respective years due to the effects of seasonal temperature variations on energy consumption.

                          Independent Auditors' Report
                          ----------------------------


PanEnergy Corp:

We have audited the accompanying consolidated balance sheet of PanEnergy
Corp and subsidiaries (the Company) as of December 31, 1997 and the related consolidated statements of income, common stockholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

We previously audited and reported on the consolidated balance sheets of Duke Engineering & Services, Inc., and Duke Energy Global Asset Development (formerly Mint Street Capital Corp.) (the "Contributed Companies") as of December 31, 1996 and the related Contributed Companies consolidated statements of income and retained earnings, and of cash flows for each of the two years in the period then ended. As described in Note 1 to the consoldiated financial statements, the 1996 and 1995 consolidated financial statements are restated to reflect the 1997 contribution of the Contributed Companies to the Company by its parent, Duke Capital Corporation, in connection with the merger of Duke Power Company and PanEnergy Corp which has been accounted for as as a pooling of interests. The Contributed Companies revenues and net income represented 2% and 0% for 1996 and 2% and 1% for 1995 of the respective restated totals. Separate financial statements of PanEnergy Corp and subsidiaries included in the restated consolidated balance sheet as of December 31, 1996 and the related restated consolidated statements of income, common stockholder's equity, and cash flows for each of the two years in the period then ended, were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated balance sheet as of December 31, 1996 and related consolidated statements of income, common stockholder's equity, and cash flows for each of the two years in the period then ended, after restatement for the 1997 contribution in connection with the pooling of interests descibed above; in our opinion, such consolidated statements have been properly combined on the basis described in Note 1 to the consolidated financial statements.

/s/  Deloitte & Touche LLP

Charlotte, North Carolina
February 13, 1998

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors
PanEnergy Corp:

     We have audited the consolidated balance sheet of PanEnergy Corp and Subsidiaries as of December 31, 1996, and the related consolidated statements of income, common stockholder's equity, and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PanEnergy Corp and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP

Houston, Texas
January 16, 1997

                     Responsibility for Financial Statements
                     ---------------------------------------


The financial statements of PanEnergy Corp are prepared by management, which is responsible for their integrity and objectivity. The statements are prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect in all material respects the substance of events and transactions which should be included. The other information in the annual report is consistent with the financial statements. In preparing these statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being reported.

The Company's system of internal accounting control is designed to provide reasonable assurance that assets are safeguarded and transactions are executed according to management's authorization. Internal accounting controls also provide reasonable assurance that transactions are recorded properly, so that financial statements can be prepared according to generally accepted accounting principles. In addition, the Company's accounting controls provide reasonable assurance that errors or irregularities which could be material to the financial statements are prevented or are detected by employees within a timely period as they perform their assigned functions. The Company's accounting controls are continually reviewed for effectiveness. In addition, written policies, standards and procedures, and a strong internal audit program augment the Company's accounting controls.

/s/ Jeffrey L. Boyer

 Jeffrey L. Boyer
Vice President and Controller

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     No disclosure required.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Consolidated Financial Statements and Supplemental Financial Data included in Part II of this annual report are as follows:

         Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1997, 1996 and 1995

         Consolidated Balance Sheets as of December 31, 1997 and 1996

         Consolidated Statements of Common Stockholder's Equity for the Years Ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

         Independent Auditors' Reports

         Quarterly Financial Data (unaudited) (included in Note 15 to the Consolidated Financial Statements)

         All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(b)   Exhibits

Exhibits filed herewith are designated by an asterisk(*); all exhibits not so designated are incorporated herein by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk(**).



     Exhibit No.  Description
     -----------  -----------
      2.1          Amended and Restated Agreement and Plan of Merger dated March
                   10, 1997, among Duke Power Company, Duke Transaction Corp and
                   PanEnergy Corp (filed with Form 8-K PanEnegy Corp
                   dated March 20, 1997, as Exhibit 2(a)).
*     3.1          Restated Certificate of Incorporation of registrant
      3.2          By-Laws of regisrant (filed with Form 10-Q of Panhandle
                   Eastern Corporation for the quarter ended September 30, 1986,
                   File No. 1-8157, as Exhibit 19(a)).
     10.1          Formation Agreement between PanEnergy Trading and Market
                   Services, Inc. and Mobil Natural Gas Inc. dated May 29, 1996
                   (filed with Form 10-K of PanEnergy Corp for the year ended
                   December 31, 1996, File No 1-8157, as Exhibit 2.02).
     10.2**        1997 Non-Qualified Stock Option Plan of Panhandle Eastern
                   Corporation, as amended through December 3, 1986 (and related
                   Agreement) (filed with Form 10-K of Panhandle Eastern
                   Corporation for the year ended December 31, 1986, File No.
                   1-8157, as Exhibit 10(f)).
     10.3**        1982 Key Employee Stock Option Plan of Panhandle Eastern
                   Corporation, as amended through December 3, 1986 (and related
                   Agreement) (filed with Form 10-K of Panhandle Eastern
                   Corporation for the year ended December 31, 1986, File No.
                   1-8157, as Exhibit 10(g)).
     10.4**        Employee Savings Plan of Panhandle Eastern Corporation and
                   Participating Affiliates (filed with Form 10-K of Panhandle
                   Eastern Corporation for the year ended December 31, 1990,
                   File No. 1-8157, as Exhibit 10.12).
     10.5**        Panhandle Eastern Corporation 1994 Long Term Incentive Plan
                   (filed with Form 10-K of Panhandle Eastern Corporation for the year ended December 31, 1993, File No. 1-8157, as Exhibit
                   10.18).
     10.6**        Amendment to Panhandle Eastern Corporation 1994 Long Term Incentive Plan
                   (filed with Form 10-Q of PanEnergy Corp for quarter ended
                   June 30, 1996, File No. 1-8157, as Exhibit 10.40).
*     12           Computation of Ratio of Earnings to Fixed Charges
*     21           Subsidiaries of the registrant
*     23.1         Consent of Deloitte & Touche LLP
*     23.2         Consent of KPMG Peat Marwick LLP
*     24.1         Power of Attorney authorizing Richard J. Osborne and others to sign the annual report on behalf of the registrant and certain of its directors and officers.
*     24.2         Certified copy of resolutions of the Board of Directors of the registrant authorizing power of attorney.
*     27           Financial Data Schedule


Undertaking

     The registrant, hereby undertakes pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10% of the total consolidated assets of registrant and its consolidated subsidiaries.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March 31, 1998          PANENERGY CORP
                               (Registrant)
                                By     Richard J. Osborne
                                __________________________
                               Richard J. Osborne
                               Senior Vice President and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     (i)   Principal executive officer:
           Paul M. Anderson
           Chairman, President and Chief Executive Officer and Director

     (ii)  Principal accounting officer:
           Jeffrey L. Boyer
           Vice President and Controller

     (iii) A majority of the Directors:
           Fred J. Fowler
           James T. Hackett
           Richard B. Priory

Date:  March 31, 1998

     Richard J. Osborne, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.



                               By /s/ Richard J. Osborne
                               ________________________________
                               Richard J. Osborne
                               Attorney-in-fact