Form 10-K/A
period 1997-12-31
PANENERGY CORP
filed 1998-04-09
CIK 351696

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)


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
                                                                                                   =========          ========




                 See Notes to Consolidated Financial Statements.

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY



PANENERGY CORPORATION                                                                 Years Ended December 31
-------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                              1997                 1996                1995
-------------------------------------------------------------------------------------------------------------------------------

Common Stock
      Balance at beginning of year                                              $ 151.1              $ 150.2             $ 149.1
      Stock issued for purchase of assets                                           -                    -                   0.1
      Dividend reinvestment and employee benefits                                   0.7                  0.9                 1.0
                                                                      ----------------     ----------------    ----------------
          Balance at end of year                                                  151.8                151.1               150.2
                                                                      ----------------     ----------------    ----------------

Paid-in Capital
      Balance at beginning of year                                              2,491.8              2,388.8             2,318.5
      Stock issued for purchase of assets                                           -                    -                   2.4
      Dividend reinvestment and employee benefits                                   8.4                 22.4                17.5
      Capital contributions                                                       573.8                107.4                54.0
      Return of capital                                                           (96.2)               (27.0)               (3.6)
      Other capital stock transactions, net                                        28.4                   .2                  --
                                                                      ----------------     ----------------    ----------------
          Balance at end of year                                                3,006.2              2,491.8             2,388.8
                                                                      ----------------     ----------------    ----------------

Retained Earnings (Deficit)
      Balance at beginning of year                                                 72.8               (130.8)             (309.8)
      Net income                                                                  344.3                345.2               311.5
      Common stock dividends                                                     (217.2)              (142.5)             (132.5)
      Other capital stock transactions, net                                       (26.9)                 0.9                 -
                                                                      ----------------     ----------------    ----------------
          Balance at end of year                                                  173.0                 72.8              (130.8)
                                                                      ----------------     ----------------    ----------------

Total Common Stockholder's Equity                                             $ 3,331.0            $ 2,715.7           $ 2,408.2
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



Date:  April 9, 1998           PANENERGY CORP

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


Date:  April 9, 1998


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