Form 10-Q
period 1998-03-31
PANENERGY CORP
filed 1998-05-15
CIK 351696

================================================================================
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 1998               COMMISSION FILE NUMBER 1-8157



                                 PANENERGY CORP
             (Exact name of Registrant as Specified in its Charter)

         DELAWARE                                   74-2150460
(State or Other Jurisdiction of              (IRS Employer Identification No.)
        Incorporation)
                              5400 WESTHEIMER COURT
                                  P.O. BOX 1642
                             HOUSTON, TX 77251-1642
                    (Address of Principal Executive Offices)
                                   (Zip code)

                                  713-627-5400
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No
                                      ---    ---

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part II, Item 4 has been omitted in accordance with such Instruction H.

All of the Registrant's common shares are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Number of shares of Common Stock, no par value, outstanding at April 30,
1998.................................1,000

================================================================================

                                 PANENERGY CORP
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
                                      INDEX

ITEM                                                                                                        PAGE

                          PART I. FINANCIAL INFORMATION

1.   Financial Statements....................................................................................1
         Consolidated Statements of Income for the Three Months Ended March 31, 1998 and 1997................1
         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997............2
         Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997..............................3
         Notes to Consolidated Financial Statements..........................................................5
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition...................8

                           PART II. OTHER INFORMATION

1.   Legal Proceedings......................................................................................10
5.   Other Information......................................................................................10
6.   Exhibits and Reports on Form 8-K.......................................................................10

     Signatures.............................................................................................11


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  PANENERGY CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                  Three Months Ended
                                                                                        March 31
                                                                           ----------------------------------
                                                                              1998                1997
                                                                           --------------    ----------------
OPERATING REVENUES
      Sales, trading and marketing of natural gas
          and petroleum products                                          $ 1,976.0           $ 2,127.3
      Transportation and storage of natural gas                               387.2               410.0
      Trading and marketing of electricity                                    537.4                82.5
      Other                                                                   165.5               105.4
                                                                          ---------           ----------
          Total operating revenues                                          3,066.1             2,725.2
                                                                          ---------           ----------
OPERATING EXPENSES
      Natural gas and petroleum products purchased                          1,868.7             1,968.9
      Purchased power                                                         537.7                82.4
      Other operation and maintenance                                         317.3               282.3
      Depreciation and amortization                                            90.1                79.5
      Property and other taxes                                                 13.5                29.7
                                                                          ---------           ----------
          Total operating expenses                                          2,827.3             2,442.8
                                                                          ---------           ----------

OPERATING INCOME                                                              238.8               282.4
                                                                          ---------           ----------

OTHER INCOME AND EXPENSES
      Allowance for funds used during construction                              0.2                 0.3
      Other, net                                                               45.7                 4.8
                                                                          ---------           ----------
          Total other income and expenses                                      45.9                 5.1
                                                                          ---------           ----------

EARNINGS BEFORE INTEREST AND TAXES                                            284.7               287.5
INTEREST EXPENSE                                                               43.4                50.6
MINORITY INTERESTS                                                              9.1                10.5
                                                                          ---------           ----------

EARNINGS BEFORE INCOME TAXES                                                  232.2               226.4
INCOME TAXES                                                                   86.7                88.1
                                                                          ---------           ----------

INCOME BEFORE EXTRAORDINARY ITEM                                              145.5               138.3
EXTRAORDINARY ITEM (NET OF TAX)                                                (8.0)                -
                                                                          ---------           ----------

NET INCOME                                                                  $ 137.5             $ 138.3
                                                                          =========           ==========







                 See Notes to Consolidated Financial Statements.

                                 PANENERGY CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                              Three Months Ended
                                                                                                   March 31
                                                                                      ------------------------------------
                                                                                           1998                1997
                                                                                      ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                                               $ 137.5             $ 138.3
       Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                               91.5                79.5
       Deferred income taxes                                                                       (8.1)               39.3
       Decrease in
           Receivables                                                                            267.2               236.4
           Inventory                                                                               35.4                28.8
           Other current assets                                                                    24.0                34.9
       Increase (Decrease) in
           Accounts payable                                                                      (341.0)             (254.7)
           Taxes accrued                                                                           52.7                37.2
           Interest accrued                                                                        (4.9)               (7.3)
           Other current liabilities                                                              (18.5)               (2.7)
       Other, net                                                                                  (0.1)              (30.4)
                                                                                       ----------------    ----------------
           Net cash provided by operating activities                                              235.7               299.3
                                                                                       ----------------    ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                                                                      (133.7)              (51.1)
       Investment expenditures                                                                    (96.6)              (27.3)
       Proceeds from sales and other                                                                9.4                 1.2
                                                                                       ----------------    ----------------
           Net cash used in investing activities                                                 (220.9)              (77.2)
                                                                                       ----------------    ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
       Payments for the redemption of long-term debt                                              (33.7)             (114.5)
       Net change in notes payable and commercial paper                                             -                 (78.8)
       Net change in advances - parent                                                            (49.5)                -
       Capital infusions from parent                                                               58.0                 -
       Dividends paid                                                                               -                 (36.3)
       Other, net                                                                                 (35.0)              (34.1)
                                                                                       ----------------    ----------------
           Net cash used in financing activities                                                  (60.2)             (263.7)
                                                                                       ----------------    ----------------

Net decrease in cash and cash equivalents                                                         (45.4)              (41.6)
Cash received from business acquisitions                                                           34.5                 -
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   47.1               118.1
                                                                                       ================    ================
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 36.2              $ 76.5
                                                                                       ================    ================

SUPPLEMENTAL DISCLOSURES
      Cash paid for interest (net of amount capitalized)                                        $  44.6             $  39.0
      Cash paid for income taxes                                                                $  34.3             $   4.4

                 See Notes to Consolidated Financial Statements.

                                 PANENERGY CORP
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                                                                 March 31,         December 31,
                                                                                                   1998                1997
                                                                                               (Unaudited)
                                                                                            ----------------    ----------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                                        $ 36.2              $ 47.1
      Receivables                                                                                     1,344.3             1,598.7
      Inventory                                                                                         118.8               145.6
      Current portion of natural gas transition costs                                                    66.2                66.9
      Unrealized gains on mark to market transactions                                                   696.0               551.3
      Other                                                                                             117.0               140.0
                                                                                             ----------------    ----------------
          Total current assets                                                                        2,378.5             2,549.6
                                                                                             ----------------    ----------------

INVESTMENTS AND OTHER ASSETS
      Investments in affiliates                                                                         688.3               636.8
      Pre-funded pension costs                                                                          307.7               302.6
      Goodwill, net                                                                                     516.5               503.6
      Notes receivable                                                                                  175.3               173.4
      Other                                                                                             194.1               145.5
                                                                                             ----------------    ----------------
          Total investments and other assets                                                          1,881.9             1,761.9
                                                                                             ----------------    ----------------

PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                                            9,389.2             9,194.4
      Less accumulated depreciation and amortization                                                  3,691.6             3,609.2
                                                                                             ----------------    ----------------
          Net property, plant and equipment                                                           5,697.6             5,585.2
                                                                                             ----------------    ----------------

REGULATORY ASSETS AND DEFERRED DEBITS
      Debt expense                                                                                       63.6                65.6
      Regulatory asset related to income taxes                                                           18.6                16.9
      Natural gas transition costs                                                                      180.9               193.7
      Environmental clean-up costs                                                                       99.3               103.6
      Other                                                                                             103.1               108.8
                                                                                             ----------------    ----------------
          Total regulatory assets and deferred debits                                                   465.5               488.6
                                                                                            ----------------    ----------------

      TOTAL ASSETS                                                                                 $ 10,423.5          $ 10,385.3
                                                                                             ================    ================








                 See Notes to Consolidated Financial Statements.

                                 PANENERGY CORP
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                                              March 31,    December 31,
                                                                                1998          1997
                                                                             (Unaudited)
                                                                            ------------    ----------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
      Accounts payable                                                      $   1,092.2 $   1,428.0
      Advances - Parent                                                           538.5       450.5
      Taxes accrued                                                               160.0       107.2
      Interest accrued                                                             45.4        50.3
      Current portion of natural gas transition liabilities                        35.0        35.0
      Current portion of environmental clean-up liabilities                        27.3        26.4
      Current maturities of long-term debt                                         13.8        13.8
      Unrealized losses on mark to market transactions                            690.7       537.8
      Other                                                                       310.8       324.3
                                                                              ---------   ---------
          Total current liabilities                                             2,913.7     2,973.3
                                                                              ---------   ---------

LONG-TERM DEBT                                                                  1,969.6     1,936.5
                                                                              ---------   ---------

DEFERRED CREDITS AND OTHER LIABILITIES
      Deferred income taxes                                                     1,304.0     1,312.9
      Natural gas transition liabilities                                           63.6        78.4
      Environmental clean-up liabilities                                          153.6       157.6
      Other                                                                       465.5       428.4
                                                                              ---------   ---------
          Total deferred credits and other liabilities                          1,986.7     1,977.3
                                                                              ---------   ---------

MINORITY INTERESTS                                                                162.2       167.2
                                                                              ---------   ---------

COMMON STOCKHOLDER'S EQUITY
      Common stock, 1,000 shares issued and outstanding at March 31, 1998
         and December 31, 1997, respectively, $1 par value per share              151.8       151.8
      Paid-in capital                                                           3,066.7     3,006.2
      Retained earnings                                                           172.8       173.0
                                                                              ---------   ---------
          Total common stockholder's equity                                     3,391.3     3,331.0
                                                                              ---------   ---------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                            $  10,423.5 $  10,385.3
                                                                              =========   =========








                 See Notes to Consolidated Financial Statements.

                                 PANENERGY CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    GENERAL

PanEnergy Corp (the Company) is an indirect wholly owned subsidiary of Duke Energy Corporation (Duke Energy). In October 1997, Duke Capital Corporation (Duke Capital), a wholly owned subsidiary of Duke Energy and parent company of PanEnergy Corp, contributed the common stock of several wholly owned subsidiaries to the Company. These subsidiaries included Duke Engineering & Services, Inc., DukeSolutions, Inc., and Duke Energy Global Asset Development, Inc. The consolidated financial statements for periods prior to the combination of the Company and these entities were restated to include the operations of these subsidiaries.

The Company conducts its operating activities primarily through two business segments: Natural Gas Transmission and Energy Services.

The Natural Gas Transmission segment is engaged in interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic, New England and Midwest states. The interstate natural gas transmission and storage operations are also subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

The Energy Services segment is comprised of several separate business units:
Field Services gathers and processes natural gas, produces and markets natural gas liquids and transports and trades crude oil; Trading and Marketing markets natural gas, electricity and other energy-related products; Global Asset Development develops, owns and operates energy-related facilities worldwide; and Other Energy Services provides engineering consulting, construction and integrated energy solutions.

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. These consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective years due to the effects of seasonal temperature variations on energy consumption.

2.    RELATED PARTY TRANSACTIONS

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows :

      ------------------------- ---------------------- -----------------------
      IN MILLIONS                  March 31, 1998        December 31, 1997
      ------------------------- ---------------------- -----------------------
      Receivables                    $    7.0                $  14.9
      Accounts payable                  106.0                  132.6
      Taxes accrued                      84.2                   27.9
      ------------------------- ---------------------- -----------------------

Advances-Parent are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company.

3.    COMMITMENTS AND CONTINGENCIES

LITIGATION. On February 18, 1997, Amerada Hess Corporation (Amerada Hess) notified Texas Eastern Transmission Corporation (TETCO), a subsidiary of the Company, that it intended to commence substitution of other gas reserves, deliverability and leases for those dedicated to its natural gas purchase contract (the Amerada Hess Contract) with TETCO. On the same date, Amerada Hess also filed a petition in the District Court of Harris County, Texas, 157th Judicial District, seeking a declaratory judgment that its interpretation of the Amerada Hess

Contract is correct. TETCO filed a declaratory judgment action with respect to Amerada Hess' contentions in the U.S. District Court for the Eastern District of Louisiana on February 21, 1997.

On September 26, 1997, the judge presiding over the Amerada Hess contract matter issued a summary judgment in favor of TETCO. Amerada Hess subsequently filed a notice of appeal of the summary judgment. The potential liability of the Company associated with the Amerada Hess Contract should TETCO be contractually obligated to purchase natural gas based upon the substitute gas reserves, deliverability and leases, and the effect of transition cost recoveries pursuant to TETCO's Order 636 settlement involves numerous complex legal and factual matters which will take a substantial period of time to resolve. However, the Company does not believe that Amerada Hess will prevail on its appeal of the lower court's summary judgment. Management is of the opinion that the final disposition of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing companies and partnerships primarily in Kansas filed suit against Panhandle Eastern Pipe Line Company (PEPL), a subsidiary of the Company, in the U.S. District Court for the Western District of Missouri. The plaintiffs allege that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with the plaintiffs' contracts with third parties, the plaintiffs seek compensatory and punitive damages in unspecified amounts. Based on information currently available to the Company, the Company believes the resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

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

On May 13, 1997, Anadarko Petroleum Corporation (Anadarko) filed suits against PEPL and other affiliates, as defendants, both in the United States District Court for the Southern District of Texas and State District Court of Harris County, Texas. Anadarko claims that it was effectively indemnified by the defendants against any responsibility for refunds of Kansas ad-valorem taxes which are due purchasers of gas from Anadarko, retroactive to 1983. The suit has been stayed pending resolution by the FERC of ad-valorem tax issues. Based on information currently available to the Company, the Company believes the resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

The Company and its subsidiaries are also involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate for all of these matters, the Company has made accruals in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," in order to provide for such matters. Management is of the opinion that the final disposition of these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

OTHER COMMITMENTS AND CONTINGENCIES. In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. The Company's pipelines, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, the Company's pipelines will file with the FERC to recover a portion of these costs from pipeline customers.

The Company has a 10% ownership interest in TEPPCO Partners, L.P., a master limited partnership (MLP) that owns and operates a petroleum products pipeline. At March 31, 1998, a subsidiary partnership of the MLP had $389.7 million in First Mortgage Notes outstanding with recourse to the general partner, a subsidiary of the Company, up to $40 million.

PEPL owns an effective 5.3% ownership interest in Northern Border Pipeline Company (Northern Border). Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement held by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $73.2 million for 1998 through 2001.

In connection with the sale of Petrolane Incorporated (Petrolane) in 1989, Texas Eastern Corporation (TEC), a subsidiary of the Company, agreed to indemnify Petrolane against certain obligations for guaranteed leases and environmental matters. Certain of these lease obligations relate to Petrolane's divestiture of supermarket operations prior to its acquisition by TEC and as of March 31, 1998 totaled approximately $48 million over the remaining terms of the leases, which expire in 2006.

In January 1998, the Company acquired a 9.8% ownership in Alliance Pipeline. This pipeline is designed to transport natural gas from western Canada to the Chicago-area market center for distribution throughout North America. The pipeline is scheduled to begin commercial operation in the second half of 2000, provided the necessary U.S. and Canadian regulatory approvals are secured. In addition to buying an ownership interest in the pipeline project, the Company has a contractual commitment for 67.25 million cubic feet per day of capacity on the line over 15 years for an estimated total of $315 million.

As of March 31, 1998, the Company had letters of credit and surety bonds of $42.7 million issued on its behalf related to natural gas transmission operations, engineering services contracts, insurance contracts and various other items.

Periodically, the Company may become involved in contractual disputes with natural gas transmission customers involving potential or threatened abrogation of contracts by the customers. If the customers are successful, the Company may not receive the full value of anticipated benefits under the contracts.

In the normal course of business, certain of the Company's affiliates enter into various contracts, including agreements for debt, natural gas transmission service and construction contracts, which contain certain schedule and performance requirements. Such affiliates use risk management techniques to mitigate their exposure associated with such contracts. Duke Capital or the Company has guaranteed performance by such affiliates under some of these contracts.

Management is of the opinion that these commitments and contingencies will not have a material adverse effect on the consolidated results of operations or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

INTRODUCTION

PanEnergy Corp (PanEnergy) is an indirect wholly owned subsidiary of Duke Energy Corporation. PanEnergy and its subsidiaries (the Company) conducts its operating activities primarily through two business segments: Natural Gas Transmission and Energy Services.

The Natural Gas Transmission segment is involved in interstate transportation and storage of natural gas for customers in the Mid-Atlantic, New England and Midwest states. The interstate natural gas transmission and storage operations of the Company's wholly owned subsidiaries are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

The Energy Services segment is comprised of several separate business units:
Field Services gathers and processes natural gas, produces and markets natural gas liquids (NGL) and transports and trades crude oil; Trading and Marketing markets natural gas, electricity and other energy-related products; Global Asset Development develops, owns and operates energy-related facilities worldwide; and Other Energy Services provides engineering consulting, construction and integrated energy solutions.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements of the Company.

RESULTS OF OPERATIONS

For the three months ended March 31, 1998, revenues were $3,066.1 million, an increase of 12% over the comparable period in 1997. This increase is primarily due to Trading and Marketing's 23% increase in revenues due to increased volumes of both electricity and natural gas marketed, primarily as a result of the June 1997 purchase of the remaining 50% ownership interest in the Duke/Louis Dreyfus, L.L.C. joint venture. Partially offsetting the increase in revenues were decreased revenues of the Natural Gas Transmission segment, primarily as a result of a decline in throughput volumes in 1998 and a provision reversal in 1997 related to a favorable resolution of certain regulatory matters, and decreased Field Services revenues, primarily as a result of lower NGL prices.

Operating expenses increased 16% to $2,827.3 million in the three months ended March 31, 1998 as compared to the same period in 1997. This increase is primarily due to increased expenses of Trading and Marketing resulting from increased volumes of electricity and natural gas marketed partially offset by decreased expenses of Field Services as a result of decreased natural gas prices.

For the three months ended March 31, 1998, other income and expense increased $40.8 million over the prior year period primarily as a result of a gain on an asset sale by Field Services.

Interest expense decreased 14% for the three months ended March 31, 1998 over the comparable period in 1997 as a result of the termination of the Company's commercial paper program in August 1997.

In January 1998, TEPPCO Partners, L.P., in which the Company has a 10% ownership interest, redeemed certain First Mortgage Notes. The Company recorded a non-cash extraordinary item of $8 million, net of income tax of $5.1 million, related to its share of costs of the early retirement of debt.

The combined effect of the foregoing resulted in net income of $137.5 million for the three months ended March 31, 1998 compared to $138.3 million for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW

Operating cash flows decreased $63.6 million comparing the three months ended March 31, 1998 with the same period in 1997 primarily due to changes in working capital.

On April 28, 1998, Texas Eastern Transmission Corporation (TETCO), a subsidiary of the Company, filed with the FERC a proposed settlement to accelerate recovery of natural gas transition costs and to reduce depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. The Company reviewed the condition of its natural gas pipeline facilities and current maintenance practices, and concluded that extension of the useful lives was appropriate. The proposed settlement reduces customer rates as a result of the reduced depreciation expense offset by the accelerated recovery of natural gas transition costs. TETCO anticipates implementation of the proposed settlement as early as August 1998. The proposed settlement is not expected to have a material effect on the net results of operations or financial position of the Company. As a result of the proposed settlement, cash flows from operations are not expected to change for the first two years after implementation due to the offsetting effect on customer rates of the reduced depreciation expense and increased recovery of natural gas transition costs. Once the natural gas transition costs are fully recovered, cash flows from operations are expected to decrease during 2001 through 2003 by an estimated total of $270 million.

INVESTING CASH FLOW

Capital and investment expenditures totaled $230.3 million for the three months ended March 31, 1998, compared with $78.4 million for the same period in 1997. Increased capital and investment expenditures during the period were primarily due to business expansion for the Natural Gas Transmission and the Energy Services segments, specifically Field Services and Global Asset Development.

FINANCING CASH FLOW

Dividends and debt repayments, along with operating and investing requirements, are expected to be funded by cash from operations and borrowings from Duke Capital Corporation (Duke Capital). The Company is seeking to significantly grow its Energy Services businesses, which will likely require additional financing to be issued by Duke Capital. The Company plans to fund Energy Services growth opportunities through a combination of internally generated cash and external debt. Debt financing will be obtained through Duke Capital's commercial paper program and by accessing the capital markets. In connection with its plans to access the capital markets, Duke Capital filed a $1 billion shelf registration with the Securities and Exchange Commission during 1998.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For information concerning litigation and other contingencies, see Note 3 to the Consolidated Financial Statements.


ITEM 5. OTHER INFORMATION.

FORWARD-LOOKING STATEMENTS

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      (27)         Financial Data Schedule (included in electronic filing only)

 (b)    Reports on Form 8-K

      The Company filed no reports on Form 8-K during the first quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  PANENERGY CORP


May 15, 1998                                      /s/ Richard J. Osborne
                                                  ----------------------
                                                  Richard J. Osborne
                                                  Senior Vice President and
                                                  Chief Financial Officer