Form 10-Q
period 1998-06-30
PANENERGY CORP
filed 1998-08-14
CIK 351696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED JUNE 30, 1998           COMMISSION FILE NUMBER 1-8157

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: Number of shares of Common
Stock, no par value, outstanding at July 31, 1998.........................1,000

                                 PANENERGY CORP
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
                                      INDEX

ITEM                                                                      PAGE
----                                                                      ----
                          PART I. FINANCIAL INFORMATION

1. Financial Statements......................................................1
      Consolidated Statements of Income for the Three and Six Months Ended
              June 30, 1998 and 1997.........................................1
      Consolidated  Statements of Cash Flows for the Six Months Ended
             June 30, 1998 and 1997..........................................2
      Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997..3
      Notes to Consolidated Financial Statements.............................5
2. Management's Discussion and Analysis of Results of Operations and
      Financial Condition....................................................8

                           PART II. OTHER INFORMATION

1. Legal Proceedings.........................................................10
5. Other Information.........................................................10
6. Exhibits and Reports on Form 8-K..........................................11

   Signatures................................................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
                                 PANENERGY CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                    Three Months Ended               Six Months Ended
                                                                           June 30                         June 30
                                                                -------------------------         --------------------------
                                                                  1998             1997             1998              1997
                                                                --------         --------         --------          --------
OPERATING REVENUES
    Sales, trading and marketing of natural gas
       and petroleum products ............................      $1,884.6         $1,507.1         $3,860.6          $3,634.4
    Transportation and storage of natural gas ............         337.2            358.2            724.4             768.2
    Trading and marketing of electricity .................         417.3            112.5            954.7             195.0
    Other ................................................         209.1            120.7            374.6             226.1
                                                                --------         --------         --------          --------
       Total operating revenues ..........................       2,848.2          2,098.5          5,914.3           4,823.7
                                                                --------         --------         --------          --------
OPERATING EXPENSES
    Natural gas and petroleum products purchased .........       1,795.8          1,416.6          3,664.5           3,385.5
    Purchased power ......................................         406.1            112.7            943.8             195.1
    Other operation and maintenance ......................         359.9            329.4            677.2             611.7
    Depreciation and amortization ........................          91.1             79.5            181.2             159.0
    Property and other taxes .............................          24.3             24.1             37.8              53.8
                                                                --------         --------         --------          --------
       Total operating expenses ..........................       2,677.2          1,962.3          5,504.5           4,405.1
                                                                --------         --------         --------          --------
OPERATING INCOME .........................................         171.0            136.2            409.8             418.6
                                                                --------         --------         --------          --------
OTHER INCOME AND EXPENSES ................................           9.9             28.5             55.8              33.6
                                                                --------         --------         --------          --------
EARNINGS BEFORE INTEREST AND TAXES .......................         180.9            164.7            465.6             452.2
INTEREST EXPENSE .........................................          32.3             49.3             75.7              99.9
MINORITY INTERESTS .......................................           8.9              1.8             18.0              12.3
                                                                --------         --------         --------          --------
EARNINGS BEFORE INCOME TAXES .............................         139.7            113.6            371.9             340.0
INCOME TAXES .............................................          50.9             51.8            137.6             139.9
                                                                --------         --------         --------          --------
INCOME BEFORE EXTRAORDINARY ITEM .........................          88.8             61.8            234.3             200.1
EXTRAORDINARY ITEM (NET OF TAX) ..........................          --               --               (8.0)             --
                                                                --------         --------         --------          --------
NET INCOME ...............................................      $   88.8         $   61.8         $  226.3          $  200.1
                                                                ========         ========         ========          ========

                 See Notes to Consolidated Financial Statements.

                                 PANENERGY CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                                Six Months Ended June 30
                                                                                              -----------------------------
                                                                                                1998                 1997
                                                                                              --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income ....................................................................         $  226.3             $  200.1
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .................................................            186.7                165.0
      Deferred income taxes .........................................................            (12.8)                31.6
      Decrease (Increase) in
         Receivables ................................................................            333.2                297.4
         Inventory ..................................................................            (32.7)                 7.8
         Other current assets .......................................................             54.4                 60.5
      Increase (Decrease) in
         Accounts payable ...........................................................           (462.5)              (210.2)
         Taxes accrued ..............................................................             67.3                 37.4
         Interest accrued ...........................................................             (0.7)                (9.0)
         Other current liabilities ..................................................            (34.2)              (127.9)
      Other, net ....................................................................            (36.1)              (128.1)
                                                                                              --------             --------
         Net cash provided by operating activities ..................................            288.9                324.6
                                                                                              --------             --------
 CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures ..........................................................           (241.4)              (146.3)
      Investment expenditures .......................................................           (133.9)               (66.9)
      Proceeds from sales and other .................................................             34.1                 71.6
                                                                                              --------             --------
         Net cash used in investing activities ......................................           (341.2)              (141.6)
                                                                                              --------             --------
 CASH FLOWS FROM FINANCING ACTIVITIES
      Payments for the redemption of long-term debt .................................            (50.5)              (128.3)
      Net change in notes payable and commercial paper ..............................              --                  28.6
      Net change in advances - parent ...............................................             (9.1)                 --
      Capital infusions from parent .................................................             71.5                 27.5
      Dividends paid ................................................................              --                (117.5)
      Other, net ....................................................................              2.7                (40.8)
                                                                                              --------             --------
         Net cash provided by (used in) financing activities ........................             14.6               (230.5)
                                                                                              --------             --------
Net decrease in cash and cash equivalents ...........................................            (37.7)               (47.5)
Cash received from business acquisitions ............................................             34.5                  --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................             47.1                118.1
                                                                                             ---------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................         $   43.9             $   70.6
                                                                                              ========             ========
SUPPLEMENTAL DISCLOSURES
     Cash paid for interest (net of amount capitalized) .............................         $   72.7             $  111.3
     Cash paid for income taxes .....................................................         $   43.0             $   67.0

                 See Notes to Consolidated Financial Statements.

                                 PANENERGY CORP
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                    June 30,              December 31,
                                                                                      1998                    1997
                                                                                   (Unaudited)
                                                                                    ---------                ---------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents .........................................            $    43.9                $    47.1
     Receivables .......................................................              1,278.3                  1,598.7
     Inventory .........................................................                186.9                    145.6
     Current portion of natural gas transition costs ...................                 66.0                     66.9
     Unrealized gains on mark to market transactions ...................              1,833.3                    551.3
     Other .............................................................                102.9                    140.0
                                                                                    ---------                ---------
        Total current assets ...........................................              3,511.3                  2,549.6
                                                                                    ---------                ---------
INVESTMENTS AND OTHER ASSETS
     Investments in affiliates .........................................                716.2                    636.8
     Pre-funded pension costs ..........................................                312.7                    302.6
     Goodwill, net .....................................................                506.1                    503.6
     Notes receivable ..................................................                169.8                    173.4
     Unrealized gains on mark to market transactions ...................                246.7                     65.5
     Other .............................................................                111.2                     80.0
                                                                                    ---------                ---------
        Total investments and other assets .............................              2,062.7                  1,761.9
                                                                                    ---------                ---------
PROPERTY, PLANT AND EQUIPMENT
     Cost ..............................................................              9,495.9                  9,194.4
     Less accumulated depreciation and amortization ....................              3,763.1                  3,609.2
                                                                                    ---------                ---------
        Net property, plant and equipment ..............................              5,732.8                  5,585.2
                                                                                    ---------                ---------
REGULATORY ASSETS AND DEFERRED DEBITS
     Debt expense ......................................................                 61.6                     65.6
     Regulatory asset related to income taxes ..........................                 15.9                     16.9
     Natural gas transition costs ......................................                167.4                    193.7
     Environmental clean-up costs ......................................                 95.2                    103.6
     Other .............................................................                 94.9                    108.8
                                                                                    ---------                ---------
        Total regulatory assets and deferred debits ....................                435.0                    488.6
                                                                                    ---------                ---------
     TOTAL ASSETS ......................................................            $11,741.8                $10,385.3
                                                                                    =========                =========

                See Notes to Consolidated Financial Statements.

                                 PANENERGY CORP
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                           June 30,            December 31,
                                                                                             1998                 1997
                                                                                          (Unaudited)
                                                                                            ---------           ---------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
     Accounts payable ...........................................................           $   970.7           $ 1,428.0
     Advances - Parent ..........................................................               667.7               450.5
     Taxes accrued ..............................................................               174.6               107.2
     Interest accrued ...........................................................                49.6                50.3
     Current portion of natural gas transition liabilities ......................                21.1                35.0
     Current portion of environmental clean-up liabilities ......................                28.2                26.4
     Current maturities of long-term debt .......................................                13.8                13.8
     Unrealized losses on mark to market transactions ...........................             1,861.2               537.8
     Other ......................................................................               302.0               324.3
                                                                                            ---------           ---------
        Total current liabilities ...............................................             4,088.9             2,973.3
                                                                                            ---------           ---------
LONG-TERM DEBT ..................................................................             1,946.0             1,936.5
                                                                                            ---------           ---------
DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes ......................................................             1,305.0             1,312.9
     Natural gas transition liabilities .........................................                65.6                78.4
     Environmental clean-up liabilities .........................................               146.5               157.6
     Unrealized losses on mark to market transactions ...........................               214.7                50.3
     Other ......................................................................               361.7               378.1
                                                                                            ---------           ---------
        Total deferred credits and other liabilities ............................             2,093.5             1,977.3
                                                                                            ---------           ---------
MINORITY Interests ..............................................................               209.4               167.2
                                                                                            ---------           ---------
COMMON STOCKHOLDER'S EQUITY
     Common stock, 1,000 shares issued and outstanding at June 30, 1998
        and December 31, 1997, respectively, $1 par value per share .............               151.8               151.8
     Paid-in capital ............................................................             3,080.2             3,006.2
     Retained earnings ..........................................................               172.0               173.0
                                                                                            ---------           ---------
        Total common stockholder's equity .......................................             3,404.0             3,331.0
                                                                                            ---------           ---------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .................................           $11,741.8           $10,385.3
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

The Natural Gas Transmission segment is engaged in interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic, New England and Midwest states. The interstate natural gas transmission and storage operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC).

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

2.  RELATED PARTY TRANSACTIONS

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows :

    --------------------------------------------------
                                       December 31,
    IN MILLIONS       June 30, 1998        1997
    --------------------------------------------------
    Receivables         $ 13.5         $  14.9
    Accounts payable      60.4           132.6
    Taxes accrued        103.0            27.9
    --------------------------------------------------

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

On September 26, 1997, the judge presiding over the Amerada Hess contract matter issued a summary judgment in favor of TETCO. Amerada Hess subsequently filed a notice of appeal of the summary judgment. On July 7, 1998, the Fifth Circuit Court of Appeals affirmed the lower court's judgment in favor of TETCO. In August 1998, Amerada Hess and TETCO entered into an agreement terminating the Amerada Hess Contract effective June 30, 1998. Management is of the opinion that this matter was resolved on terms favorable to the Company.

On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing companies and partnerships primarily in Kansas filed suit against Panhandle Eastern Pipe Line Company (PEPL), a subsidiary of the Company, in the U.S. District Court for the Western District of Missouri. The plaintiffs allege that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with the plaintiffs' contracts with third parties, the plaintiffs seek compensatory and punitive damages. Based on information currently available to the Company, the Company believes the resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

On May 1, 1997, Citrus Trading Corporation (Citrus) and Enron Capital and Trade Resources Corporation, as successor to Enron Gas Marketing Corporation, filed suit in the District Court of Harris County, Texas, against Duke Energy LNG Sales, Inc. (formerly PanEnergy LNG Sales, Inc. and Pan National Gas Sales, Inc.), a subsidiary of the Company, alleging breach of a gas purchase contract (the Contract) for regasified LNG entered into between Citrus and Pan National Gas Sales, Inc. Plaintiffs allege that Duke Energy LNG Sales, Inc. failed to deliver LNG pursuant to the terms of the Contract. The plaintiffs seek compensatory damages in unspecified amounts for losses allegedly incurred as a result of the contract breach as well as a declaratory judgment that Duke Energy LNG Sales, Inc.'s assertions of force majeure due to the interruption in the supply of LNG to Duke Energy LNG Sales, Inc. do not constitute force majeure under the Contract. Based on information currently available to the Company, the Company believes the resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

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

The Company has a 10% ownership interest in TEPPCO Partners, L.P., a master limited partnership (MLP) that owns and operates a petroleum products pipeline. At June 30, 1998, a subsidiary partnership of the MLP had $389.7 million in First Mortgage Notes outstanding with recourse to the general partner, a subsidiary of the Company, up to $40 million.

PEPL owns an effective 5.3% ownership interest in Northern Border Pipeline Company (Northern Border). Under the terms of a settlement related to a transportation agreement between PEPL and Northern Border, PEPL guarantees payment to Northern Border under a transportation agreement held by an affiliate of Pan-Alberta Gas Limited. The transportation agreement requires estimated total payments of $68.1 million for the remainder of 1998 through 2001.

In connection with the sale of Petrolane Incorporated (Petrolane) in 1989, Texas Eastern Corporation (TEC), a subsidiary of the Company, agreed to indemnify Petrolane against certain obligations for guaranteed leases and environmental matters. Certain of these lease obligations related to Petrolane's divestiture of supermarket operations prior to is acquisition by TEC and as of June 30, 1998 totaled approximately $45.2 million over the remaining terms of the leases, which expire in 2006.

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

As of June 30, 1998, the Company had letters of credit and surety bonds of $44.7 million issued on its behalf related to natural gas transmission operations, engineering services contracts, insurance contracts and various other items.

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

RESULTS OF OPERATIONS

For the six months ended June 30, 1998, revenues were $5,914.3 million, an increase of 23% over the comparable period in 1997. This increase is primarily due to Trading and Marketing's 38% increase in revenues due to volumes of both electricity and natural gas marketed, primarily as a result of the June 1997 purchase of the remaining 50% ownership interest in the Duke/Louis Dreyfus, L.L.C. joint venture. Partially offsetting the increase in revenues were lower NGL prices at Field Services, the Natural Gas Transmission segment's decline in throughput volumes in 1998 and a provision reversal in 1997 related to a favorable resolution of certain regulatory matters.

Operating expenses increased 25% to $5,504.5 million in the six months ended June 30, 1998 as compared to the same period in 1997. This increase is primarily due to increased volumes of electricity and natural gas marketed by Trading and Marketing, partially offset by decreased natural gas prices at Field Services, and the absence of 1997 merger-related costs.

For the six months ended June 30, 1998, other income and expense increased $22.2 million over the prior year period primarily as a result of a gain on an asset sale by Field Services in the first quarter of 1998, partially offset by the absence of a 1997 gain on the sale of the Company's interest in the Midland Cogeneration Venture.

Interest expense decreased 24% for the six months ended June 30, 1998 over the comparable period in 1997 as a result of the termination of the Company's commercial paper program in August 1997.

In January 1998, TEPPCO Partners, L.P. (TEPPCO), in which the Company has a 10% ownership interest, redeemed certain First Mortgage Notes. The Company recorded a non-cash extraordinary item of $8 million, net of income tax of $5.1 million, related to its share of costs of the early retirement of debt.

The combined effect of the foregoing resulted in net income of $226.3 million for the six months ended June 30, 1998 compared to $200.1 million for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW

On April 28, 1998, Texas Eastern Transmission Corporation (TETCO), a subsidiary of the Company, filed with the FERC a proposed settlement to accelerate recovery of natural gas transition costs and to reduce depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. TETCO reviewed the condition of its natural gas pipeline facilities and current maintenance practices, and concluded that extension of the useful lives was appropriate. The proposed settlement reduces customer rates as a result of the reduced depreciation expense offset by the accelerated recovery of natural gas transition costs. On June 26, 1998 the FERC issued a procedural order on the settlement requesting certain additional information which was subsequently provided by TETCO on July 13, 1998. Currently, the settlement is unopposed and pending further Commission action.

TETCO anticipates implementation of the proposed settlement sometime in the second half of 1998. The proposed settlement is not expected to have a material effect on the net results of operations or financial position of the Company. As a result of the proposed settlement, cash flows from operations are not expected to change for the first two years after implementation due to the offsetting effect on customer rates of the reduced depreciation expense and increased recovery of natural gas transition costs. Once the natural gas transition costs are fully recovered, cash flows from operations are expected to decrease during 2001 through 2003 by an estimated total of $270 million.

INVESTING CASH FLOW

Capital and investment expenditures totaled $375.3 million for the six months ended June 30, 1998, compared with $213.2 million for the same period in 1997. Increased capital and investment expenditures during the period were primarily due to business expansion for the Natural Gas Transmission and the Energy Services segments, specifically Field Services and Global Asset
Development.

On July 1, 1998, Global Asset Development completed the purchase of three electric generating stations in California from Pacific Gas & Electric Company for $501 million. The plants have a combined capacity of 2,645 megawatts. Also on July 16, 1998, Global Asset Development purchased the Queensland Pipeline, a 389-mile pipeline in southeast Queensland, Australia, from PG&E Corporation for $128 million.

Proceeds from the sales of two NGL fractionation facilities to TEPPCO were $40 million in 1998. Proceeds from the sales of the Company's ownership in operations in the United Kingdom and its equity interests in certain affiliates were $85 million in 1997.

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

In connection with its plans to access the capital markets, Duke Capital filed a $1 billion shelf registration statement, which was declared effective by the Securities and Exchange Commission on May 13, 1998. Subsequently, on June 1, 1998, a subsidiary of Duke Capital issued $250 million of trust preferred securities and on July 20, 1998, Duke Capital issued $400 million of senior indebtedness.

In connection with Global Asset Development's purchase of the Queensland Pipeline, a subsidiary of the Company entered into a $74.8 million bridge loan denominated in Australian dollars due September 30, 1998. Due to the short-term nature of this loan, foreign currency risk associated with this loan is not expected to be material to the Company's consolidated results of operations and financial position.

CHANGES FOR THE YEAR 2000

In 1996, the Company initiated a program to address Year 2000 readiness issues relating to computer and process control systems, equipment and devices. Many of these systems, equipment and devices are now Year 2000 ready or have been scheduled for replacement in the Company's ongoing systems plans. The Company is continuing its assessment of Year 2000 impacts across its business and operations, including its customer and vendor base, and continues to develop and implement remediation plans using established processes to avoid adverse impacts of Year 2000 on its business and operations. Management believes it is devoting the resources necessary to achieve Year 2000 readiness in a timely manner. Total cost of the program, including internal labor as well as incremental costs such as consulting and contract costs, is expected to be approximately $8 million. These costs exclude replacement systems that, in addition to being Year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

Based on assessments completed to date, compliance plans in process and contingency planning efforts, management is of the opinion that the Year 2000 issue, including the cost of making its critical systems, equipment and devices ready, will not have a material adverse effect on the Company's business operations or consolidated results of operations or financial position.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In June 1998, a subsidiary of the Company received a Compliance Order and Assessment of Civil Penalty from the Colorado Department of Public Health and Environment related to air quality permit violations at the Greeley Fractionator Plant. The Company was assessed a civil penalty of $137,000 and noncompliance penalties in an amount yet to be determined but not expected to exceed $100,000. On July 6, 1998, the Company filed an appeal of the Compliance Order and Assessment of Civil Penalty, and a resolution of the matter has not been reached.

Two environmental administrative proceedings are underway before the Missouri Department of Natural Resources and the Illinois Environmental Protection Agency, respectively, relating to two natural gas compressor stations that could result in fines in excess of $100,000 each. Management is of the opinion that the resolution of these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    (27)         Financial Data Schedule (included in electronic filing only)

(b)    Reports on Form 8-K

    The Company filed no reports on Form 8-K during the second quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PANENERGY CORP

August 14, 1998                        /s/ Richard J. Osborne
                                       ----------------------
                                       Richard J. Osborne
                                       Senior Vice President and
                                       Chief Financial Officer